Form 10-Q
period 1995-03-31
BANYAN MORTGAGE INVESTMENT FUND
filed 1995-05-15
CIK 822829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995


                                       OR


( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to       .


                          Commission File Number 1-9885

                         Banyan Mortgage Investment Fund
             (Exact name of Registrant as specified in its charter)


                 Delaware                                        36-3465359
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


150 South Wacker Drive, Chicago, Illinois                           60606
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (312) 553-9800



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  YES  X .   NO    .



Shares of common stock outstanding as of May 11, 1995: 39,742,395.


                          PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BANYAN MORTGAGE INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)
                                         1995               1994
 ASSETS
 Cash and Cash Equivalents            $   2,577,518     $  8,040,629
 Investment Securities                    2,880,000            ---
 Repair, Improvement and Real
   Estate Tax Escrows                       796,635          602,211
 Accounts Receivable (Net of
   Allowance for Doubtful
 Accounts of $21,000 and
   $34,000 for 1995 and
   1994, respectively)                       19,824           18,509
 Interest Receivable on Cash and
   Cash Equivalents                          83,669           84,272
                                      -------------    -------------

                                          6,357,646        8,745,621
                                      -------------    -------------

 Investment in Real Estate:

   Land                                  79,328,520       79,400,569
   Buildings and Improvements             2,009,508        1,986,851
                                      -------------    -------------
                                         81,338,028       81,387,420
   Less: Accumulated Depreciation       (1,740,615)       (1,645,927)
                                      -------------    -------------
                                         79,597,413       79,741,493
   Developments in Progress              32,079,812       30,752,252
                                      -------------    -------------
   Net Investment in Real Estate        111,677,225      110,493,745
                                      -------------    -------------
 Net Investment in Real Estate
   Venture                                1,225,361        1,325,401
 Deferred Financing Costs (Net of
   Accumulated Amortization of
   $150,503 and $68,034
   for 1995 and 1994, respectively)       1,158,693        1,241,162
 Other Assets                             2,820,692        2,861,997
                                      -------------    -------------
 Total Assets                         $ 123,239,617    $ 124,667,926
                                      =============    =============

 LIABILITIES AND STOCKHOLDERS'
   EQUITY
 Liabilities
 Accounts Payable and Accrued
   Expenses                           $     965,145    $   1,255,286
 Interest Payable                           921,083          810,526
 Real Estate Taxes Payable                  127,376            ---
 Mortgage Loans Payable                  31,501,280       31,932,645
                                       ------------     ------------
 Total Liabilities                       33,514,884       33,998,457
                                       ------------     ------------

 Stockholders' Equity

 Shares of Common Stock, $0.01
   Par Value, 100,000,000 Shares
   Authorized, 39,762,495 Shares
   Issued                              348,162,496       348,162,496
 Accumulated Deficit                  (258,426,447)     (257,481,711)
 Treasury Stock, at Cost, for
   20,100 Shares of Common Stock           (11,316)          (11,316)
                                      ------------      ------------
 Total Stockholders' Equity             89,724,733        90,669,469
                                      ------------      ------------

 Total Liabilities and Stock-
   holders' Equity                    $123,239,617      $124,667,926
                                      ============      ============

 Book Value Per Share of Common
   Stock (39,742,395 Shares
   Outstanding)                       $       2.26      $       2.28
                                      ============      ============



 The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                          1995              1994
 INCOME
 Income From Investing
   Activities:
   Interest on Cash and Cash
     Equivalents                     $     86,111      $     20,884
 Income From Property Operating
   Activities:
   Operating Property Revenue             531,260         1,192,836
                                     ------------      ------------
 Total Income                             617,371         1,213,720
                                     ------------      ------------

 EXPENSES
 Expenses From Property
   Operating Activities:
   Operating Property Expenses            116,655           309,129
   Development Property Expenses          412,521           107,779
   Repairs and Maintenance                 47,842           123,857
   Real Estate Taxes                       88,909           183,137
   Depreciation                           102,976           196,615
   Bad Debt (Recovery) Expense            (13,000)            9,425
                                     ------------      ------------
 Total Expenses From Property
   Operating Activities                   755,903           929,942
                                     ------------      ------------

 Other Expenses:

   Stockholder Expenses                    71,847           117,123
   Directors' Fees, Expenses
     and Insurance                        129,748           128,600
   Other Professional Fees                 74,335           217,751
   General and Administrative             301,799           398,290
   Recovery of Losses on Mortgage
     Loans, Notes and Interest
     Receivable and Class Action
     Settlement Costs and Expenses       (495,591)         (796,985)
 Interest Expense and Amortization
   of Deferred Loan Costs                 681,454           360,211
                                     ------------      ------------
 Total Other Expenses                     763,592           424,990
                                     ------------      ------------
 Total Expenses                         1,519,495         1,354,932
                                     ------------      ------------
 Operating Loss                          (902,124)         (141,212)
 Net Loss From Operations
   of Real Estate Venture                 (43,629)          (50,202)
 Gain (Loss) on Dispositions
   of Real Estate                           1,017           (35,423)
                                     ------------      ------------

 Net Loss                            $   (944,736)     $   (226,837)
                                     ============      ============

 Net Loss Per Share of Common
   Stock (Based on Weight
   Average Number of Shares
   Outstanding of 39,742,395
   and 39,689,294 during 1995
   and 1994, respectively)           $      (0.02)     $      (0.01)
                                     ============      ============




 The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)





                             Common Stock             Accumulated     Treasury
                        Shares         Amount           Deficit         Stock           Total

 Stockholders'
 Equity,
 December 31,
 1994               39,762,495      $348,162,496     $(257,481,711)   $ (11,316)      $90,669,469

 Net Income
 (Loss)                 ---               ---             (944,736)       ---            (944,736)
                    ----------      ------------     -------------    ---------       -----------


 Stockholders'
 Equity,
 March 31,
 1995               39,762,495      $348,162,496     $(258,426,447)   $ (11,316)      $89,724,733
                    ==========      ============     =============    =========       ===========



 The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN MORTGAGE INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                          1995           1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET LOSS                             $   (944,736)   $  (226,837)

 Adjustments to Reconcile Net
   Loss to Net Cash Used In
   Operating Activities:
   Depreciation                            102,976        196,615
   Amortization of Deferred
     Loan Costs                             82,469         35,773
   (Recovery) Provision for Bad
     Debts                                 (13,000)         9,425
   (Gain) Loss on Disposition of
     Real Estate                            (1,017)        35,423
   Net Loss From Operations of Real
     Estate Venture                         43,629         50,202
 Net Change In:
   Interest Receivable on Cash and
     Cash Equivalents                          603        (26,415)
   Real Estate Tax Escrow                 (101,200)      (142,451)
   Accounts Receivable                      11,685        107,586
   Other Assets                             33,017        (80,324)
   Accounts Payable and Accrued
     Expenses                             (290,141)        12,062
   Real Estate Taxes Payable               127,376        (57,011)
   Interest Payable                        110,557       (138,025)
                                       -----------    -----------
 Net Cash Used In Operating
   Activities                             (837,782)      (223,977)
                                       -----------    -----------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of Investment Securities    (2,880,000)         ---
   Proceeds From Sale of Real Estate       538,719        333,742
   Increase in Developments in
     Progress                           (1,738,115)    (1,534,509)
   Increase in Repair and
     Improvement Escrow                    (93,224)       (55,005)
   Distributions From (Investment
     In) Real Estate Venture                56,411        (39,657)
   Purchases of Land and Property
     Improvements                          (77,755)         ---
                                       -----------    -----------
 Net Cash Used in Investing
   Activities                           (4,193,964)    (1,295,429)
                                       -----------    -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:

 Proceeds from Mortgage Loans
   Payable                                 305,859           ---
   Payment of Mortgage Loans Payable      (737,224)      (880,067)
                                       -----------    -----------
 Net Cash Used In Financing
   Activities                             (431,365)      (880,067)
                                       -----------    -----------

 Net Decrease in Cash and Cash
   Equivalents                          (5,463,111)    (2,399,473)

 Cash and Cash Equivalents at
   Beginning of Period                   8,040,629      3,682,343
                                       -----------    -----------

 Cash and Cash Equivalents at
   End of Period                       $ 2,577,518    $ 1,282,870
                                       ===========    ===========




 The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund's") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report.

1.    ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements, as of March 31, 1995, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Bishop's Ranch partnerships in which the Fund holds a controlling 50% general partnership interest. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since such partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest currently has no value. Profits may be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

NON-CASH INVESTING AND FINANCING ACTIVITIES

      Pursuant to the Morgans, Waterfall, Vintiadis & Co., Inc., Credit Agreement executed October 17, 1994, the Fund has elected to defer $305,859 of 1994 accrued interest which has been added to the principal balance of the loan.

CASH AND CASH EQUIVALENTS

      The Fund considers all highly liquid debt investments purchased with a maturity of three months or less to be cash and cash equivalents.

INVESTMENT SECURITIES

      Effective January 1, 1994, the Fund adopted the provisions of Financial Accounting Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment securities are classified as available for sale and carried at fair value determined by quoted market prices with unrealized gains and losses reflected in the statement of shareholders' equity. Realized gains and losses are determined on a specific identification basis. The basis of investment securities is adjusted for amortization of premiums and discounts using a level yield method.

FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. The reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.

INCOME TAXES

      For the year ended December 31, 1994 the Fund had elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements. On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust (REIT) under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property.

2.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC").
These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Fund's costs for the three months ended March 31, 1995 and 1994 aggregated $218,502 and $313,770, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of March 31, 1995, the Fund had a net receivable due from BMC of $83,669.

3.    INVESTMENT SECURITIES

      The Fund considers all highly liquid investments purchased with a maturity greater than three months to be Investment Securities. Investment Securities at March 31, 1995 includes an obligation of the Federal National Mortgage Association with a face amount of $2,880,000 bearing an interest rate of 6.04% and maturing on April 25, 1995. The cost and approximate market value of the investment at March 31, 1995 is $2,880,000. There were no investment securities at December 31, 1994.

4.    INVESTMENT IN REAL ESTATE VENTURE

      On March 6, 1991, in satisfaction of their mortgage loans receivable, the Fund and Banyan Short Term Income Trust ("BST") each received a 50% interest in the VST/VMIF Oakridge Partnership pursuant to a deed-in-lieu agreement with the borrower. The property is comprised of 241 acres located in Hollywood and Dania, Florida. Currently 211 acres of the property located in Hollywood, Florida is under contract for a proposed gross sales price of approximately $4,000,000. The Partnership is also currently engaged in negotiations with potential purchasers of the 30-acre retail parcel located in Dania, Florida at the Oakridge site. Proceeds received from any future sale will first be applied to repay the remaining principal balance of an outstanding first mortgage loan of approximately $2,000,000 which is collateralized by the Oakridge site. The Fund's 50% interest in the Partnership was initially recorded at its estimated fair market value of $568,121 and is being accounted for on the equity method. Under this method, the Fund has recorded its 50% share of operating losses of $43,629 and $50,202 for the three months ended March 31, 1995 and 1994, respectively.

5. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      For the quarter ended March 31, 1995 the Fund received cash distributions of $566,783 related to its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Fund has recorded a $495,591 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distributions received from the liquidating trusts. The $495,591 net recovery recorded in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously reported settlement of the VMS securities litigation. As of March 31, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

         On January 25, 1994, the Fund received net proceeds of $796,985 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the directors of the Fund.



6.    DISPOSITION AND GAIN ON SALE OF REAL ESTATE

      During the quarter ended March 31, 1995, the Fund sold nine single family lots to a home developer in the Fund's Wayside Development. The sale of these lots generated gross proceeds of $538,719. After payment of closing costs of $642, the Fund received net proceeds of $538,077, which were applied to real estate taxes and the payment of principal and interest on the first mortgage loan collateralized by the Wayside property. The sale of these lots resulted in an aggregate net gain on disposition of real estate of $1,017.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Banyan Mortgage Investment Fund was formed to invest primarily in construction, land, pre-development, short-term and junior mortgage loans, and secondarily, in short-term notes to VMS Realty Partners and its affiliates ("VMS"). The Fund has been adversely affected as a result of the non-payment of amounts due from borrowers on mortgage loans and notes receivable. As a result of the defaults, the Fund suspended the making of new mortgage loans (except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral) and suspended distributions to stockholders.

      The Fund's real estate asset base consists of a combination of an office building, four undeveloped parcels of land aggregating 5,349 acres and a 50% interest in a real estate venture. The Fund believes that the value of these assets can be enhanced through: (i) prudent management, (ii) enhancement of the entitlements and zoning applicable to the undeveloped land, (iii) holding the assets until the underlying value and level of liquidity available to the real estate markets returns to its historical levels and (iv) completing infrastructure improvements and development of lots for sale to builders.
More than half of the Fund's real estate assets, based on book value, is comprised of large tracts of undeveloped land in metropolitan Washington D.C. and Northern California which are in various stages of the entitlement process. The current market for the sale of large tracts of undeveloped land is virtually non-existent except at severely depressed prices. Consequently, the Fund is attempting to enhance the value of these parcels by modifying their zoning and entitlements. In addition, during the quarter ended December 31, 1994, the Fund completed the refinancing of many of its properties which will enable it to complete various infrastructure and improvements and to finish the development of lots for sale to residential and commercial builders. (See below for further information detailing the Morgens, Waterfall, Vintiadis and Co., Inc., refinancing.) The Fund believes that once entitlements and various infrastructure improvements are completed, the land will be more marketable, either in bulk as the demand for residential lots improves or on a raw or finished lot basis. As a result of the recent expiration of a lease for two-thirds of the space at 120 S. Spalding, cost projections for the redevelopment of the property, the revised projection of market leasing rates and the 17.5% interest cost on the Morgans, Waterfall, Vintiadis & Co., Inc., financing discussed below, the Fund determined that an immediate sale of the property could generate a return to shareholders that is comparable to the proceeds available after incurring the expense of re-leasing and redevelopment of the property. The Fund is currently proceeding with marketing the property for sale and if the property is sold pursuant to an acceptable offer, the resulting proceeds could be redirected to develop the other assets of the Fund and reduce the Fund's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $2,577,518 and $8,040,629, respectively. This decrease in cash and cash equivalents is due primarily to the purchase of $2,880,000 of short-term investment securities, the payment of approximately $2,237,000 of expenses and capitalized items related to the development properties, the payoff of approximately $737,000 of mortgage loan principal, the purchase of $77,754 of land and improvements and the payment of the Fund's operating expenses. Partially offsetting the decreases in cash was the receipt of $538,719 of net proceeds from Wayside Development lot sales, the receipt of a $495,591 distribution from the Fund's liquidating trusts, income on cash and cash equivalents and income from property operating activities.

      Management has taken a number of steps to enhance the Fund's working capital position. Over the past several years, the Fund's liquidity has been provided by cash generated from the operations of the Fund's existing operating properties, interest on short term investments, cash proceeds from property sales, interim financing, and cash distributions received from the liquidating trusts. Historically, these sources were not producing the working capital necessary to meet the requirements for both development and entitlement costs related to the Fund's investment properties and to meet the Fund's operating costs.

      On October 17, 1994, the Fund executed a Credit Agreement with Morgens, Waterfall, Vintiadis & Co. Inc. (the "Lenders' Agent") as agent for several institutional investors (the "Lenders") in connection with a loan in the amount of $20,500,000 (the "Morgens Loan"). Pursuant to the Credit Agreement, the Fund has agreed to make quarterly interest payments in arrears at an annual rate of 17.5% and is also obligated to make certain payments, which will be applied to repay loan principal, based on net cash flow generated by its wholly-owned subsidiaries as defined in the Credit Agreement. At its option, the Fund may elect to defer interest due on the Morgens Loan through September 30, 1995 which would then be added to the outstanding principal of the loan. On January 1, 1995, the Fund made the election to defer payment of accrued interest. As of March 31, 1995 the Fund has deferred $305,859 of accrued interest. The Fund has committed to reduce the unpaid principal balance of the loan to $11,000,000 by October 1, 1997 and must repay any remaining outstanding principal by September 30, 1998. The Morgens Loan is collateralized by first mortgages on the Fund's 120 S. Spalding, Chapman's Landing, Bishop Ranch and portions of its Southbridge properties, as well as pledges of the common stock and partnership interests of the Fund's subsidiaries, its accounts receivable, bank accounts and all other tangible and intangible personal property. As part of the same transaction, the Lenders also received warrants which entitle them to purchase up to 4,380,000 shares of the Fund's common stock at any time until October 1, 1998 at an exercise price of $0.70 per share. The Fund has agreed to use its best efforts to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended.

      Upon completion of the Morgens Loan closing, the Fund paid an advisory fee to the advisor to the Lenders' Agents of $615,000, and paid accrued real estate taxes of $183,510, legal fees of $363,000 and other fees and expenses totaling approximately $331,000 related to the transaction. In addition, the Fund utilized Morgens Loan proceeds at closing to retire the balance of the outstanding loans collateralized by first mortgages on its Chapman's Landing and Bishop Ranch properties in the amount of $130,853 and $1,959,409, respectively. The Fund also used a portion of the proceeds from the Morgans Loan to pay a total of $3,250,000 pursuant to a final negotiated settlement of the Buckeye arbitration award litigation.

      Also on October 17, 1994, the Fund paid a total of $4,323,630 from the above Morgens Loan proceeds to Chase Manhattan Bank N.A. ("Chase"), in exchange for Chase's full release of its first mortgage lien on the Fund's Wayside Village property and portions of the Fund's Southbridge property arising from the 50% interest of Chase in the $14,069,462 outstanding loan secured by those properties (the "Original Wayside Loan"). The payment to Chase consisted of a partial principal payment of $4,220,839, which completely discharged Chase's $7,034,731 principal portion of the Original Wayside Loan, reduced by a 40% discount, and accrued interest of $102,791. Simultaneously, the Fund and Societe Generale ("SoGen") agreed to modify the terms of SoGen's $7,034,731 principal portion of the Original Wayside Loan (the "Amended Wayside Loan"). The terms of the loan modification agreement with SoGen (the "Amended Agreement") extend the maturity date of the Amended Wayside Loan to December 31, 1997 and provide for monthly interest payments in arrears at an interest rate of prime + 2%. On May 11, 1995, the prime rate as published in the "Wall Street Journal" was 9%. At the option of the Fund, the maturity date of the Amended Wayside Loan may be further extended for two one-year periods in the event certain conditions defined in the Amended Agreement are met. SoGen also agreed to provide an additional $2,000,000 revolving credit line (the "Wayside Revolving Loan") to fund development costs specifically associated with lot sales contracts for the Wayside Village property. The terms of the Wayside Revolving Loan provide for monthly interest payments in arrears at an interest rate of prime + 3%. The Amended and Revolving Wayside loans require principal to be repaid as lots are sold, based on specified release prices, and are cross-collateralized and cross-defaulted to each other. In connection with the SoGen transactions, the Fund paid $34,731 to reduce the outstanding Amended Wayside Loan principal to $7,000,000. The Fund also paid accrued interest of $102,791, loan fees of $95,000 and other fees and expenses totalling approximately $188,500 from the Morgens Loan proceeds, including $126,500 escrowed for future real estate taxes on Wayside Village. As of March 31, 1995, the outstanding balance of the Amended Wayside Loan and the Wayside Revolving Loan were $6,600,000 and $0, respectively.

      Management of the Fund believes that the remaining proceeds from the Morgens Loan proceeds, future proceeds from the Wayside Revolving Loan, net proceeds from future lot sales and the eventual sale of 120 S. Spalding will enable the Fund to execute the business plans of its real estate assets and should provide sufficient funds to meet its reasonably expected liquidity needs for the foreseeable future. During 1995, the Fund will proceed with its efforts to sell or redevelop the 120 S. Spalding property. In addition, the Fund continues with its efforts to complete and sell finished lots to third-party homebuilders at Wayside Village and Chapman's Landing while continuing to work toward positioning these assets to maximize their value in their respective markets through further zoning enhancements and other infrastructure improvements. (See Results of Operations for further details).

      For the quarter ended March 31, 1995 the Fund received cash distributions of $566,783 related to its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Fund has recorded a $495,591 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distributions received from the liquidating trusts. The $495,591 net recovery recorded in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously reported settlement of the VMS securities litigation. As of March 31, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

         On January 25, 1994, the Fund received net proceeds of $796,985 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the directors of the Fund.

      Management reviews the investment properties held by the Fund on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred due to changes in market conditions and/or business strategy, the carrying value of the property is written down to its fair value.

      The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to control operating/development expenses and consummate sales of finished lots as it implements its business plans for its development assets; (ii) the ultimate recovery of cash proceeds from the sale of the 120 S. Spalding property;
(iii) recovery on and distribution of cash proceeds from the assets of the liquidating trusts in which the Fund holds an interest; and (iv) the general improvement of conditions in the real estate markets where the Fund's properties are located.

RESULTS OF OPERATIONS

GENERAL

      Total income for the quarter ended March 31, 1995, and 1994 was $617,371 and $1,213,720, respectively. Total income for the quarter ended March 31, 1995 decreased when compared to the quarter ended March 31, 1994 due to a decrease in operating property revenue. Operating property revenue decreased to $531,260 during the quarter ended March 31, 1995 from $1,192,836 for the same period in 1994. The decrease in operating property revenue is primarily attributable to the May 1994 sale of the Cascades Apartments and the 67% decrease in occupancy at the 120 S. Spalding property which occurred in March 1995. Partially offsetting this decline was an increase in interest income from cash and cash equivalents due to an increase in cash and investment securities upon the receipt of cash proceeds from the Morgens Loan.

      Expenses from property operations for the quarter ended March 31, 1995 and 1994 were $755,903 and $929,942, respectively. The decrease in expenses from property operations for the quarter ended March 31, 1995 when compared to 1994 was primarily attributable to the sale of the Cascades Apartments, the sale of the 9025 Wilshire Blvd. building and the sale of the Rocky Point property in the second and third quarters of 1994. Due to the property sales, operating property expenses, repairs and maintenance, real estate taxes and depreciation decreased by $456,000 for the quarter ended March 31, 1995 when compared to 1994. Bad debt expense also decreased for the quarter ended March 31, 1995 when compared to the same period in 1994 due to the settlement of certain outstanding receivables at the 120 S. Spalding building which took place during 1995. Partially offsetting these decreases was an increase of approximately $305,000 in development property expenditures due primarily to costs associated with the sales and marketing of Wayside Village and Chapman's Landing.

      Total other expenses for the quarter ended March 31, 1995 and 1994 were $763,592 and $424,990, respectively. This change represents an increase of approximately $339,000 for the first quarter of 1995 when compared to the same period in 1994 and is primarily attributable to an increase in interest expense and amortization of deferred loan costs which totalled $681,454 and $360,211 for the quarters ended March 31, 1995 and 1994, respectively. The approximately $321,000 increase for the quarter ended March 31, 1995 when compared to 1994 is primarily attributable to an increase of approximately $294,000 in interest expense recorded by the Fund due to the Morgens Loan as discussed above. In addition, the increase in other expenses is attributable to the January 25, 1994 receipt of $796,985 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The 1994 recovery of $796,985 exceeded the $495,591 recovery of losses on mortgage loans, notes and interest receivable recorded by the Fund during the first quarter of 1995 by approximately $300,000. The 1995 recovery related to the distributions received from the Fund's interests in the liquidating trusts as discussed above in Liquidity and Capital Resources. Partially offsetting the impact of these recoveries are the decreases in first quarter 1995 stockholder expenses, other professional fees and general and administrative expenses when compared to the same period in 1994. Stockholder expenses decreased due to the timing of payments for annual report and proxy related costs. Other professional fees decreased as a result of decreased expenditures for legal and other consulting costs attributable to the Beverly Hills arbitration which was concluded in the fourth quarter of 1994. General and administrative expenses decreased due primarily to a decrease in Banyan Management Corp ("BMC") expenses which were allocated to the Fund due to a decrease in the hours spent by BMC personnel on Fund-related matters. As a result of the Fund's sale of the Cascades Apartments, Rocky Point and 9025 Wilshire properties in 1994, as well as the completion of the refinancing of the Fund, less hours were required by BMC personnel on Fund matters.

      Net Loss from Operations of Real Estate Venture relates to the Fund's interest in the Oakridge Partnership and was $43,629 and $50,202 for the quarters ended March 31, 1995 and 1994, respectively. The decrease in the loss between 1995 and 1994 is primarily due to the completion of the zoning and entitlement work during 1994. For the quarter ended March 31, 1995, the Fund recognized a gain on the disposition of real estate in the amount of $1,017 related to lot sales at the Wayside Village property compared to a $35,423 loss on disposition of real estate related to lot sales at the property during the same period in 1994. See Property Operations below for additional details.

      The above changes for the quarters ended March 31, 1995 and 1994 resulted in a net loss of $944,736 ($0.02 per share) and $226,837 ($0.01 per share), respectively.


PROPERTY OPERATIONS

      At March 31, 1995, the Fund owned an office building located at 120 S. Spalding Dr. in Beverly Hills, California which was 27% leased (100% leased as of March 31, 1994). For the quarter ended March 31, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $274,000 as compared to approximately $430,000 for 1994. The $156,000 decrease in cash flow is due primarily to the expiration of the lease of the building's largest tenant, City National Bank ("City National"), which had occupied two-thirds of the building and is additionally attributable to the timing of real estate tax payments. With notification from City National that it was relocating and after completing the $20,500,000 financing with Morgens, Waterfall, Vintiadis & Co., Inc., as discussed above, the Fund proceeded with the previously announced plan to redevelop and re-lease the space vacated by City National as medical office space. Pursuant to recent cost projections assembled late in 1994 as part of the property's redevelopment plan, the revised projection of market leasing rates and the 17.5% interest cost on its new financing, the Fund determined that an immediate sale of the property could generate a return to shareholders which is expected to be comparable to the receipts from redevelopment and subsequent sale of the property given the proceeds available after incurring the expense of re-leasing and redevelopment of the property. If the property were sold pursuant to an acceptable offer, the resulting proceeds could be redirected to develop the other assets of the Fund and reduce the Fund's long-term debt.

      In addition to the operating property discussed above, the Fund also owns four parcels of land. During the quarter ended March 31, 1995, the Fund disbursed a total of approximately $1,738,000, excluding mortgage loan principal repayments, for capitalized development costs and carrying costs which include approximately $383,000 on the Chapman's Landing property, approximately $1,120,000 on Wayside and approximately $235,000 on Bishop Ranch. The expenditures were primarily for capitalized interest, real estate taxes, land planning, engineering site improvements and entitlement work. (See discussion below for further details).

      The Fund's other large land parcel, the Southbridge project, consists of 2,048 acres, of which, 278 acres were previously zoned. On January 5, 1993, the Prince William County Board of Supervisors approved the zoning and development plan for the remaining 1,770 acres of land in the project. The total project is now included in the county's overall comprehensive zoning plan and is currently zoned for 4,100 residential units and 4,200,000 square feet of commercial space. The Fund believes that inclusion of the project in the comprehensive zoning plan of the County enhances the property's value and marketability.

      The Fund will seek to implement its business plan for the Project which currently calls for continued engineering and land planning work on the site together with marketing efforts designed to achieve sales of portions of the Project beginning during the third quarter of 1995. The Fund contemplates selling small outlying portions of the site and may elect to repay portions of the outstanding mortgage loans in advance of the schedule outlined in the business plan to facilitate this process.

      The Wayside Village property was acquired by the Fund in May of 1991. The Fund is continuing to provide funding for site-infrastructure work so that additional finished lots can be sold to third party developers and homebuilders. The project is currently zoned for 2,224 residential units and 280,000 square feet of commercial space. During the first quarter ended March 31, 1995, the Fund sold 9 single family lots to home developers in the Fund's Wayside Development. The lot sales generated gross sales proceeds of $538,719. After payment of closing costs of $642, the Fund received net proceeds of $538,077, which were applied to real estate taxes and the payment of principal and interest on the loan collateralized by the Wayside Village property. The sale of the lots resulted in an aggregate net gain on disposition of real estate of $1,017. It is the Fund's intention to fully implement its business plan to finish infrastructure and site improvements at Wayside Village. The Fund's expenditures at Wayside Village have primarily been utilized for completion of lot improvements, local planning, capitalized interest, and real estate taxes. Once further improvements are made at Wayside Village it is the Fund's belief that negotiation of additional sales contracts with local homebuilders and developers can be finalized and sales of finished lots and sections are expected to escalate.

      In August 1992, the Chapman's Landing zoning and development plan was approved by Charles County and the project is now included in the overall comprehensive development plan for Charles County, Maryland. During the first quarter of 1995, the Fund has continued its efforts to modify the project's zoning and entitlements and has undertaken some preliminary engineering work on Phase I of the Development. Phase I of the Project consists of 330 acres and is planned for development of 404 single-family home units and 172 multifamily residential units. On October 11, 1994 Charles County preliminarily approved proposed zoning modifications whereby the project's total density count was increased to 4,600 residential units and 2,000,000 square feet of commercial space. It is the Fund's intention to fully implement its business plan to begin infrastructure work on Phase I at Chapman's Landing during 1995. The Fund is currently in negotiations with several local homebuilders and developers regarding sales contracts for finished lots and development sites in Phase I of the Chapman's Landing development. The Fund anticipates that the sales contracts will be finalized sometime during 1995 with sales of finished lots to homebuilders beginning in 1996. The Fund's expenditures at the Chapman's Landing have primarily been for completion of zoning, local planning, capitalized interest, and real estate taxes.

      The Fund's Southbridge, Wayside Village and Chapman's Landing properties are located in the greater Washington D.C. metropolitan region which is continuing its recovery with new business growth and increasing employment. Boosted by rising consumer confidence, an overall improvement in the economy continues even though the demand for lots has declined during the first quarter of 1995 as a result of the increases in interest rates on residential mortgage loans.

      During the first quarter ended March 31, 1995, the Fund continued to pursue modified entitlements on the Bishop Ranch property, located in Monterey County, California. The Monterey peninsula's residential market has been relatively stable. Due to the constraints on growth in the area imposed by growth management plans and the public's concern regarding the availability of water, management of the Fund believes that the land value of the project has not suffered from the severe declines in real estate values experienced in other areas of California. In the future, the residential market should experience gradual growth as the demand for mid-price-range product increases and the overall economy improves. There can, however, be no assurance of such growth.

      The VST/VMIF Oakridge Partnership owns a 241-acre parcel of land located
in Hollywood and Dania, Florida.   The Fund owns a 50% interest in this
partnership which is accounted for on the equity method. The remaining 50% is owned by Banyan Short Term Income Trust. As of March 31, 1995, the Fund carried its 50% interest at a gross value of $1,222,361. Over the past several years, the Fund has worked to complete entitlement of the property and will be marketing it for sale. Currently 211 acres of the property located in Hollywood, Florida, are under contract for a proposed gross sale prices of approximately $4,000,000. The partnership is currently engaged in negotiations with potential purchasers of the 30-acre retail parcel located in Dania, Florida, at the Oakridge site. Proceeds received from any future sale will first be applied to repay the remaining principal balance of an outstanding first mortgage loan of approximately $2,000,000 which is collateralized by the Oakridge site.

      950 L'Enfant Plaza is an office building in Washington D.C. with 232,000 square feet of rentable space. The building is an eight story office building with two parking levels located in a four-building complex called L'Enfant Plaza. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. On November 19, 1991 the Fund entered into an agreement with the senior lender on a loan collateralized by the 950 L'Enfant Plaza Property. The Fund received $250,000 in cash upon signing this agreement and is entitled to 2.5% of monthly cash flow from operation of the property, which provided approximately $28,000 and $42,000 in cash flow to the Fund in the first quarter of 1995 and 1994, respectively.
The Fund is also entitled to receive 4% of the gross sales proceeds of the property upon sale. The Fund has no other ownership interest in this property and is not entitled to participate in the decisions of management in respect to the property.


OTHER INFORMATION

      For the year ended December 31, 1994, the Fund had elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements. On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust (REIT) under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property.


                                    PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b)   On January 23, 1995 a current report on Form 8-K was filed wherein
            Item 5. Other Events, disclosed a bankruptcy court's confirmation of the Fund's VMIF/Anden Southbridge Venture's reorganization.





                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN MORTGAGE INVESTMENT FUND



By:  /s/   Leonard G. Levine                               Date:  May 11, 1995
     Leonard G. Levine, President




By:  /s/   Joel L. Teglia                                  Date:  May 11, 1995
     Joel L. Teglia, Vice President of
     Finance and Administration and Chief
     Financial and Accounting Officer