Form 10-Q
period 1995-06-30
BANYAN MORTGAGE INVESTMENT FUND
filed 1995-08-11
CIK 822829

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995


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



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .



   Shares of common stock outstanding as of August 11, 1995: 39,742,395.


                         PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                            1995             1994
     ASSETS
     Cash and Cash Equivalents           $  2,405,531    $  8,040,629
     Repair, Improvement and Real
       Estate Tax Escrows                   1,035,448         602,211
     Accounts Receivable (Net of
       Allowance for Doubtful Accounts
       of $48,000 and $34,000 for
       1995 and 1994, respectively)            25,505          18,509
     Interest Receivable on Cash and
       Cash Equivalents                        67,551          84,272
                                          ------------  -------------
                                            3,534,035       8,745,621
                                         ------------   -------------

     Investment in Real Estate:
       Land                                79,286,137      79,400,569
       Buildings and Improvements           2,111,713       1,986,851
                                         ------------   -------------
                                           81,397,850      81,387,420
       Less: Accumulated Depreciation      (1,835,303)     (1,645,927)
                                         ------------   -------------
                                           79,562,547      79,741,493
       Developments in Progress            34,323,322      30,752,252
                                         ------------   -------------
       Net Investment in Real Estate      113,885,869     110,493,745
                                         ------------   -------------
     Net Investment in Real Estate
       Venture                              1,172,037       1,325,401
     Deferred Financing Costs (Net of
       Accumulated Amortization of
       $233,008 and $68,034
       for 1995 and 1994,
       respectively)                        1,076,188       1,241,162
     Other Assets                           2,585,935       2,861,997
                                         ------------   -------------
     Total Assets                        $122,254,064   $ 124,667,926
                                         ============   =============

     LIABILITIES AND STOCKHOLDERS'
       EQUITY
     Liabilities
     Accounts Payable and Accrued
       Expenses                          $  1,311,996   $   1,255,286
     Interest Payable                         951,120         810,526
     Real Estate Taxes Payable                196,564           ---
     Mortgage Loans Payable                31,780,184      31,932,645
                                         ------------    ------------
     Total Liabilities                     34,239,864      33,998,457
                                         ------------    ------------
     Stockholders' Equity
     Shares of Common Stock, $0.01
       Par Value, 100,000,000 Shares
       Authorized, 39,762,495 Shares
       Issued                             348,162,496     348,162,496
     Accumulated Deficit                 (260,136,980)   (257,481,711)
     Treasury Stock, at Cost, for
       20,100 Shares of Common Stock          (11,316)        (11,316)
                                         ------------    ------------

     Total Stockholders' Equity            88,014,200      90,669,469
                                         ------------    ------------
     Total Liabilities and Stock-
       holders' Equity                   $122,254,064    $124,667,926
                                         ============    ============

     Book Value Per Share of Common
       Stock (39,742,395 Shares
       Outstanding)                      $       2.21    $       2.28
                                         ============    ============


     The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                               1995             1994
     INCOME
     Income From Investing
       Activities:
       Interest on Cash and Cash
         Equivalents                      $    142,512     $     37,831
     Income From Property Operating
       Activities:
       Operating Property Revenue              800,033        2,148,460
                                          ------------     ------------
     Total Income                              942,545        2,186,291
                                          ------------     ------------

     EXPENSES
     Expenses From Property
       Activities:
       Operating Property Expenses             221,401          649,271
       Development Property Expenses           767,133          252,799
       Repairs and Maintenance                  98,503          203,348
       Real Estate Taxes                       159,407          307,199
       Depreciation                            205,952          367,850
       Bad Debt (Recovery) Expense             (11,000)           9,425
                                          ------------     ------------
     Total Expenses From Property
       Activities                            1,441,396        1,789,892
                                          ------------     ------------

     Other Expenses:
       Stockholder Expenses                    236,679          238,213
       Directors' Fees, Expenses
         and Insurance                         254,470          260,248
       Other Professional Fees                 127,443          420,342
       General and Administrative              629,961          735,285
       Recovery of Losses on Mortgage
         Loans, Notes and Interest
         Receivable and Class Action
         Settlement Costs and Expenses        (495,591)        (796,985)
       Interest Expense and Amorti-
         zation of Deferred Loan
         Costs                               1,320,298        1,068,957
                                          ------------     ------------

     Total Other Expenses                    2,073,260        1,926,060
                                          ------------     ------------
     Total Expenses                          3,514,656        3,715,952
                                          ------------     ------------
     Operating Loss                         (2,572,111)      (1,529,661)
     Net Loss From Operations of Real
       Estate Venture                          (90,716)        (213,798)
     Arbitration Award                           ---         (3,768,743)
     Gain on Dispositions of
       of Real Estate                            7,558        2,828,660
                                          ------------     ------------

     Net Loss                             $ (2,655,269)    $ (2,683,542)
                                          ============     ============

     Net Loss Per Share of Common
       Stock (Based on Weight
       Average Number of Shares
       Outstanding of 39,742,395
       and 39,707,306 during 1995
       and 1994, respectively)            $      (0.07)    $      (0.07)
                                          ============     ============

     The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                               1995             1994
     INCOME
     Income From Investing
       Activities:
       Interest on Cash and Cash
         Equivalents                      $     56,401     $     16,947

     Income From Property Operating
       Activities:
       Operating Property Revenue              268,773          955,624
                                          ------------     ------------
     Total Income                              325,174          972,571
                                          ------------     ------------

     EXPENSES
     Expenses From Property
       Activities:
       Operating Property Expenses             104,746          340,142
       Development Property Expenses           354,612          145,020
       Repairs and Maintenance                  50,661           79,491
       Real Estate Taxes                        70,498          124,062
       Depreciation                            102,976          171,235
       Bad Debt Expense                          2,000            ---
                                          ------------     ------------
     Total Expenses From Property
       Activities                              685,493          859,950
                                          ------------     ------------

     Other Expenses:

       Stockholder Expenses                    164,832          121,090
       Directors' Fees, Expenses
         and Insurance                         124,722          131,648
       Other Professional Fees                  53,108          202,591
       General and Administrative              328,162          336,995
       Interest Expense and Amorti-
         zation of Deferred Loan Costs         638,844          708,746
                                          ------------     ------------
     Total Other Expenses                    1,309,668        1,501,070
                                          ------------     ------------
     Total Expenses                          1,995,161        2,361,020
                                          ------------     ------------
     Operating Loss                         (1,669,987)      (1,388,449)
     Net Loss From Operations
       of Real Estate Venture                  (47,087)        (163,596)
     Arbitration Award                           ---         (3,768,743)
     Gain on Dispositions
       of Real Estate                            6,541        2,864,083
                                          ------------     ------------

     Net Loss                             $ (1,710,533)    $ (2,456,705)
                                          ============     ============

     Net Loss Per Share of Common
       Stock (Based on Weight
       Average Number of Shares
       Outstanding of 39,742,395
       and 39,725,119 during 1995
       and 1994, respectively)            $      (0.04)    $      (0.06)
                                          ============     ============

     The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)


                             Common Stock          Accumulated    Treasury
                        Shares         Amount        Deficit        Stock        Total



     Stockholders'
     Equity,
     December 31,
     1994             39,762,495    $348,162,496  $(257,481,711)  $ (11,316)   $90,669,469


     Net Loss             ---             ---        (2,655,269)      ---       (2,655,269)
                      ----------    ------------  -------------   ---------    -----------


     Stock-
     holders'
     Equity,
     June 30, 1995    39,762,495    $348,162,496  $(260,136,980)  $ (11,316)   $88,014,200
                      ==========    ============  =============   =========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.





                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                1995           1994
    CASH FLOWS FROM OPERATING
      ACTIVITIES:

    NET LOSS                                $ (2,655,269)   $(2,683,542)

    Adjustments to Reconcile Net
      Loss to Net Cash Used In
      Operating Activities:
      Depreciation                               205,952        367,850
      Amortization of Deferred
        Loan Costs                               164,974        541,726
      (Recovery) Provision for Bad
        Debts                                    (11,000)         9,425
      Gain on Disposition of Real
        Estate                                    (7,558)    (2,828,660)
      Net Loss From Operations of Real
        Estate Venture                            90,716        213,798
      Deferred Interest Payable on
        Mortgage Loans                           824,764           ---
    Net Change In:
      Interest Receivable on Cash and
        Cash Equivalents                          16,721        (61,776)
      Real Estate Tax Escrow                    (177,100)       235,717
      Accounts Receivable                        (20,996)        67,275
      Other Assets                               284,488       (398,511)
      Accounts Payable and Accrued
        Expenses                                  56,710        622,174
      Real Estate Taxes Payable                  196,564       (149,238)
      Other Payable                                ---        3,768,743
      Interest Payable                           140,594         76,114
                                             -----------    -----------
    Net Cash Used In Operating
      Activities                                (890,440)      (218,905)
                                             -----------    -----------
    CASH FLOWS FROM INVESTING
      ACTIVITIES:

      Proceeds From Sale of Real Estate          707,414     15,023,949
      Increase in Developments in
        Progress                              (4,101,398)    (3,370,424)
      Increase in Repair and
        Improvement Escrow                      (256,137)       (48,840)
      Distributions From (Investment
        In) Real Estate Venture                   62,648       (158,562)
      Purchases of Land and Property
        Improvements                            (179,960)         ---
                                             -----------    -----------
    Net Cash (Used in) Provided
      By Investing Activities                 (3,767,433)    11,446,123
                                             -----------    -----------

    CASH FLOWS FROM FINANCING
      ACTIVITIES:
    Issuance of Common Stock                       ---           59,667
    Payment of Mortgage Loans Payable           (977,225)   (11,402,949)
                                             -----------    -----------
    Net Cash Used In Financing
      Activities                                (977,225)   (11,343,282)
                                             -----------    -----------

    Net Decrease in Cash and Cash
      Equivalents                             (5,635,098)      (116,064)

    Cash and Cash Equivalents at
      Beginning of Period                      8,040,629      3,682,343
                                             -----------    -----------

    Cash and Cash Equivalents at
      End of Period                          $ 2,405,531    $ 3,566,279
                                             ===========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



         Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report.

   1.    ACCOUNTING PRINCIPLES

   PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements, as of June 30, 1995, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Bishop Ranch partnerships in which the Fund holds a controlling 50% general partnership interest. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since such partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest currently has no value, therefore the Fund has recorded all of the partnership's losses as of June 30, 1995. Profits will be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

   NON-CASH INVESTING AND FINANCING ACTIVITIES

         Pursuant to the Morgens, Waterfall, Vintiadis & Co., Inc., Credit Agreement executed October 17, 1994, the Fund has elected to defer payment of $824,764 of accrued interest, which has been added to the principal balance of the loan.

   CASH AND CASH EQUIVALENTS

         The Fund considers all investments purchased with a maturity of three months or less to be cash and cash equivalents.

   FINANCIAL STATEMENT PRESENTATION

         Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. The reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and for the six months and quarter ended June 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.

   INCOME TAXES

         On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property. For the year ended December 31, 1994 the Fund had elected to be treated as a REIT under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.

         Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

   2.    TRANSACTIONS WITH AFFILIATES

         Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that fund. The Fund's costs for the six months ended June 30, 1995 and 1994 aggregated $518,383 and $562,245, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of June 30, 1995, the Fund had a net payable due to BMC of $93,436.

   3.    INVESTMENT IN REAL ESTATE VENTURE

         On March 6, 1991, in satisfaction of their mortgage loans receivable, the Fund and Banyan Short Term Income Trust ("BST") each received a 50% interest in the VST/VMIF Oakridge Partnership pursuant to a deed-in-lieu agreement with the borrower. The property is comprised of 215 acres located in Hollywood and Dania, Florida. Of the 215 acres, 185 acres of the property are currently under contract for a gross sales price of approximately $4,000,000. The Partnership is also working to modify approximately 25 acres of the parcel's existing zoning to allow for multifamily development and is in discussions with several potential purchasers. The Partnership is also engaged in discussions with potential purchasers of the 5-acre retail parcel at the Oakridge site. Proceeds received from any future sale will first be applied to repay the remaining principal balance of an outstanding first mortgage loan holder of approximately $2,000,000 which is collateralized by the Oakridge site. The Fund's 50% interest in the Partnership was initially recorded at its estimated fair market value of $568,121 and is being accounted for on the equity method. Under this method, the Fund has recorded its 50% share of operating losses of $90,716 and $213,798 for the six months ended June 30, 1995 and 1994, respectively.

   4. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

         On February 9, 1995, the Fund received cash distributions of $566,783 related to its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the six months ended June 30, 1995, the Fund has recorded a $495,591 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distributions received from the liquidating trusts. The $495,591 net recovery recorded in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously reported settlement of the VMS securities litigation. As of June 30, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability to the plaintiffs in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

            On January 25, 1994, the Fund received net proceeds of $796,985 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The escrow was established to provide the officers and directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the officers and directors of the Fund.

   5.    DISPOSITION AND GAIN ON SALE OF REAL ESTATE


         During the six months ended June 30, 1995, the Fund sold 12 single family lots to a home developer at the Fund's Wayside Development. The sale of these lots generated gross sales proceeds of $720,707. After payment of closing costs of $877, real estate taxes of $1,531 and other costs of $10,885 the Fund received net cash proceeds of $707,414 related to the sales. The sale of these lots resulted in an aggregate net gain on disposition of real estate of $7,558.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GENERAL

         Banyan Mortgage Investment Fund was formed to invest primarily in construction, land, pre-development, short-term and junior mortgage loans, and secondarily, in short-term notes to VMS Realty Partners and its affiliates ("VMS"). VMS subsequently defaulted on these loans causing the Fund to suspend the making of new mortgage loans (except for advances of additional funds under circumstances in which it is deemed necessary to preserve the value of existing collateral) and suspended distributions to stockholders.

         The Fund's real estate asset base consists of a combination of an office building, four undeveloped or partially developed parcels of land aggregating approximately 5,400 acres and a 50% interest in an undeveloped parcel of land. The Fund believes that the value of these assets can be enhanced through: (i) prudent management, (ii) enhancement of the entitlements and zoning applicable to the undeveloped land, (iii) holding the assets until the underlying values in the various real estate markets returns to their historical levels and (iv) completing infrastructure improvements and development of lots for sale to builders. More than half of the carrying value of the Fund's real estate assets, is comprised of undeveloped land which is located in metropolitan Washington D.C. and Northern California and is in various stages of the entitlement process. The current market for the sale of undeveloped land is limited except at severely depressed prices. Consequently, the Fund is attempting to enhance the value of these parcels by modifying their zoning and entitlements. In addition, during the quarter ended December 31, 1994, the Fund completed a corporate level refinancing secured by many of its properties. This refinancing will enable it to proceed with various infrastructure and improvements and to finish the development of lots for sale to residential and commercial builders. (See below for further information detailing the Morgens, Waterfall, Vintiadis and Co., Inc., refinancing.) The Fund believes that once entitlements and various infrastructure improvements are completed, the land will be more marketable, as the demand for residential lots improves, either in bulk or on a raw or finished lot basis. During 1995, the Fund initiated marketing efforts to sell smaller portions of its four undeveloped parcels of land on an as is basis where the project's business plan does not call for site or improvements or zoning enhancements. The sale of these smaller portions of undeveloped land projects will further contribute to the Fund's overall liquidity. As a result of the recent expiration of a lease for two-thirds of the space at 120 S. Spalding, cost projections for the redevelopment of the property, the revised projection of market leasing rates and the 17.5% interest cost on the Morgens, Waterfall, Vintiadis & Co., Inc., financing discussed below, the Fund determined that an immediate sale of the property could generate a return to shareholders that is comparable to the proceeds available after incurring the expense of redeveloping and re-leasing the property. The Fund is currently proceeding with marketing the property for sale while continuing with its efforts to redevelop and re-lease the vacated space. In the event the property is sold pursuant to an acceptable offer, the resulting proceeds could be redirected to accelerate the completion of various site improvements and infrastructure at the Fund's four development projects and to reduce the Fund's long-term debt.


   LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $2,405,531 and $8,040,629, respectively.
   This decrease in cash and cash equivalents is due primarily to the payment of approximately $5,125,000 of expenses and capitalized items related to the Chapman's Landing, Wayside Village and Bishop Ranch properties, the payoff of approximately $977,000 of the Wayside Village and Southbridge mortgage loan principal, the purchase of approximately $180,000 of land and improvements and the payment of the Fund's operating expenses. Partially offsetting the decreases in cash was the receipt of $707,414 of net proceeds from the Wayside Village lot sales, the receipt of a $566,783 distribution from the Fund's interest in the liquidating trusts established for the benefit of the unsecured creditors of VMS, income on cash and cash equivalents and income from property operating activities.

         Management has taken a number of steps to enhance the Fund's working capital position. Over the past several years, the Fund's liquidity has been provided by cash generated from the operations of the Fund's existing operating properties which currently consists of 120 S. Spalding, interest on short term investments, cash proceeds from property sales, interim financing, and cash distributions received from the liquidating trusts. Historically, these sources were not producing the working capital necessary to meet the requirements for both development and entitlement costs related to the Fund's development properties and to meet the Fund's operating costs.

         On October 17, 1994, the Fund executed a Credit Agreement with Morgens, Waterfall, Vintiadis & Co. Inc. (the "Lenders' Agent") as agent for several institutional investors (the "Lenders") in connection with a loan in the amount of $20,500,000 (the "Morgens Loan"). Pursuant to the Credit Agreement, the Fund has agreed to make quarterly interest payments in arrears commencing January 1, 1995 at an annual rate of 17.5% and is also obligated to make certain payments, which will be applied to repay loan principal, based on net cash flow generated by the Fund's individual real estate assets as defined in the Credit Agreement. At its option, the Fund may elect to defer interest due on the Morgens Loan through September 30, 1995. All such deferred interest would then be added to the outstanding principal of the loan. On January 1, 1995, the Fund made the election to defer payment of accrued interest. As of June 30, 1995 the Fund has deferred $824,764 of accrued interest. The Fund has committed to reduce the unpaid principal balance of the loan to $11,000,000 by October 1, 1997 and must repay any remaining outstanding principal by September 30, 1998. The Morgens Loan is collateralized by first mortgages on the Fund's 120 S. Spalding, Chapman's Landing, Bishop Ranch and portions of its Southbridge properties, as well as pledges of the common stock and partnership interests of the Fund's subsidiaries, its accounts receivable, bank accounts and all other tangible and intangible personal property. As part of the same transaction, the Lenders also received warrants which entitle them to purchase up to 4,380,000 shares of the Fund's common stock at any time until October 1, 1998 at an exercise price of $0.70 per share. The Fund has agreed to use its best efforts to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended.

         Upon completion of the Morgens Loan closing, the Fund paid an advisory fee to the advisor representing the Lenders' Agents of $615,000, and paid accrued real estate taxes of $183,510, legal fees of $363,000 and other fees and expenses totaling approximately $331,000 related to the transaction. In addition, the Fund utilized Morgens Loan proceeds at closing to retire the balance of the outstanding loans collateralized by first mortgages on its Chapman's Landing and Bishop Ranch properties in the amount of $130,853 and $1,959,409, respectively. The Fund also used a portion of the proceeds from the Morgens Loan to pay a total of $3,250,000 pursuant to a final negotiated settlement of the Buckeye arbitration.

         Also on October 17, 1994, the Fund paid a total of $4,323,630 from the above Morgens Loan proceeds to Chase Manhattan Bank N.A. ("Chase"), in exchange for Chase's full release of its first mortgage lien on the Fund's Wayside Village property and portions of the Fund's Southbridge property which was pledged to secure a $14,069,462 outstanding loan from Chase (the "Original Wayside Loan"). The payment to Chase consisted of a partial principal payment of $4,220,839, which completely discharged the principal portion of the Original Wayside Loan aggregating $7,034,732 and accrued interest of $102,791. Simultaneously, the Fund and Societe Generale ("SoGen") agreed to modify the terms of SoGen's $7,034,731 principal portion of the Original Wayside Loan (the "Amended Wayside Loan"). The terms of the loan modification agreement with SoGen (the "Amended Agreement") extended the maturity date of the Amended Wayside Loan to December 31, 1997 and provides for monthly interest payments in arrears at an interest rate of prime + 2%. On August 1, 1995, the prime rate as established per the terms of the amended agreement was 8.75%. At the option of the Fund, the maturity date of the Amended Wayside Loan may be further extended for two one-year periods in the event certain conditions defined in the Amended Agreement are met. SoGen also agreed to provide an additional $2,000,000 revolving credit line (the "Wayside Revolving Loan") to fund development costs specifically associated with lot sales contracts for the Wayside Village property. The terms of the Wayside Revolving Loan require the Fund to make monthly interest payments in arrears at an interest rate of prime + 3%. The Amended and Revolving Wayside loans require principal to be repaid as lots are sold, based on specified release prices, and are cross-collateralized and cross-defaulted to each other. In connection with the SoGen transactions, the Fund paid $34,731 to reduce the outstanding Amended Wayside Loan principal to $7,000,000. The Fund also paid accrued interest of $102,791, loan fees of $95,000 and other fees and expenses totalling approximately $188,500 from the Morgens Loan proceeds, including $126,500 escrowed for future real estate taxes on Wayside Village. As of June 30, 1995, the outstanding balance of the Amended Wayside Loan was $6,360,000. As of June 30, 1995, the Fund had not made any draws on the Wayside Revolving Loan. On August 4, 1995, the Fund requested a draw of approximately $465,000 on the Revolving Loan.

         Management of the Fund believes that the remaining proceeds from the Morgens Loan, future draws on the Wayside Revolving Loan, net proceeds from future lot and land parcel sales, and the eventual sale of 120 S. Spalding as is or redeveloped, will enable the Fund to execute the business plans of its real estate assets and should provide sufficient funds to meet its reasonably expected liquidity needs for the foreseeable future. During 1995, the Fund will proceed with its efforts to sell or redevelop the 120 S. Spalding property. In addition, the Fund continues with its efforts to complete and sell finished lots to third-party homebuilders at Wayside Village and Chapman's Landing while continuing to work toward positioning these assets to maximize their value in their respective markets through further zoning enhancements and other infrastructure improvements. (See Results of Operations for further details).

         On February 9, 1995, the Fund received cash distributions of $566,783 related to its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the six months ended June 30, 1995, the Fund has recorded a $495,591 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distributions received from the liquidating trusts. The $495,591 net recovery recorded in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously reported settlement of the VMS securities litigation. As of June 30, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability to the plaintiffs in accounts payable and accrued expenses on its consolidated balance sheet per the terms of the Class Action Settlement.

            On January 25, 1994, the Fund received net proceeds of $796,985 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The escrow was established to provide the officers and directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the officers and directors of the Fund.

         Management reviews the properties held by the Fund on a quarterly basis utilizing current market information, including appraisals, market studies, financial projections and sales comparisons. When it has been determined, in management's opinion, that a permanent impairment in the value of a given property has occurred due to changes in market conditions and/or business strategy, the carrying value of the property is written down to its fair value.

         The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to control operating/development expenses and consummate sales of finished lots and land parcels as it implements its business plans for its development assets utilizing the ultimate recovery of cash proceeds from the sale of the 120 S. Spalding property; (ii) recovery on and distribution of cash proceeds from the assets of the liquidating trusts in which the Fund holds an interest; and (iii) the general improvement of conditions in the real estate markets where the Fund's properties are located.

   RESULTS OF OPERATIONS

   GENERAL

         For the six months ended June 30, 1995 and 1994, the Fund recorded total income of $942,545 and $2,186,291, respectively. For the quarters ended June 30, 1995 and 1994 the Fund recorded total income of $325,174 and $972,571, respectively. The decreases for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994 are primarily due to a decrease in operating property revenue.
   Operating property revenue decreased to $800,033 for the six months ended June 30, 1995 from $2,148,460 for the same period in 1994. For the quarters ended June 30, 1995 and 1994, operating property revenue decreased to $268,773 from $955,624, respectively. The decrease in operating property revenue is primarily attributable to the May 1994 sale of the Cascades Apartments and the 67% decrease in occupancy at the 120 S. Spalding property which occurred in March 1995. Partially offsetting this decline was an increase in interest income from cash and cash equivalents due to an increase in cash available for investment upon the receipt of cash proceeds from the Morgens Loan when compared to the same period one year ago.

         Expenses from property activities totaled $1,441,396 and $1,789,892 for the six months ended June 30, 1995 and 1994, respectively. For the quarters ended June 30, 1995 and 1994, expenses from property activities totaled $685,493 and $859,950, respectively. The decrease in expenses from property activities for the six months and quarter ended June 30, 1995 when compared to the same periods in 1994 are primarily attributable to the sale of the Cascades Apartments, the sale of the 9025 Wilshire Blvd. building and the sale of the Rocky Point property in the second and third quarters of 1994. Due to the property sales, operating property expenses, repairs and maintenance, real estate taxes and depreciation expense decreased by approximately $842,405 and $386,049 for the six months and quarter ended June 30, 1995, respectively, when compared to 1994. Bad debt expense also decreased for the six months ended June 30, 1995 when compared to the same period in 1994 due to the favorable settlement of certain outstanding receivables in the amount of $13,000 at the 120 S. Spalding building which occurred during the six months ended June 30, 1995. Partially offsetting these decreases was an increase of approximately $514,000 and $210,000 for the six months and quarter ended June 30, 1995, respectively in development property expenditures due primarily to costs associated with the sales and marketing of Wayside Village and Chapman's Landing.

         Total other expenses for the six months ended June 30, 1995 and 1994 were $2,073,260 and $1,926,060, respectively. This change represents an increase of approximately $147,000 for the first six months of 1995 when compared to the same period in 1994. The increase is primarily attributable to the increases in interest expense and amortization of deferred loan cost related to the Morgens Loan. In addition, the decrease in the recovery of losses on mortgage loans, notes and interest receivable and class action settlement costs and expenses is attributable to the January 25, 1994 receipt of $796,985 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation. The 1994 recovery of $796,985 exceeded the $495,591 recovery of losses on mortgage loans, notes and interest receivable recorded by the Fund during the first quarter of 1995 by approximately $301,000. The 1995 recovery related to the distributions received from the Fund's interests in the liquidating trusts as discussed above in Liquidity and Capital Resources. Partially offsetting the increase in expenses was a decrease in other professional fees and general and administrative expenses. Other professional fees decreased by $292,899 for the six months ended June 30, 1995 when compared to the same period in 1994, as a result of the decreased expenditures for legal costs attributable to the Buckeye arbitration discussed below. For the six months ended June 30, 1995, general and administrative expenses decreased by $105,324 primarily due to a decrease in the number of hours spent by Banyan Management Corp. personnel on Fund-related matters. During the same period in 1994, a significant amount of time and resources were devoted to exploring various sources of financing for the Fund, the Beverly Hills arbitration and the negotiating of the sale of the Cascades and Rocky Point properties. For the quarter ended June 30, 1995 total other expenses decreased to $1,309,668 from $1,501,070 in 1994. This change represents a decrease of approximately $191,000 for the quarter ended June 30, 1995 when compared to the same period in 1994. This decrease is primarily attributable to the decrease in other professional costs and interest expense and amortization of deferred loan costs. Other professional fees decreased by $149,483 as a result of the decreased expenditures for legal costs attributable to the Buckeye arbitration. Interest expense and amortization of deferred loan costs decreased primarily due to the Fund's write off of deferred loan costs during the second quarter of 1994 related to the repayment of the Fund's obligation under the Heller loan. Partially offsetting these decreases was the $43,742 increase in stockholder expenses due to the timing of payments for annual report and proxy related costs.

         The net loss from operations of real estate venture relates to the Fund's interest in the Oakridge Partnership and decreased to $90,716 from $213,798 for the six months ended June 30, 1995 and 1994, respectively. For the quarters ended June 30, 1995 and 1994, net loss from operations of real estate decreased to $47,087 from $163,596 for the same period in 1994. The decrease in the net loss from operations of real estate venture for the six months and quarter ended June 30, 1995 and 1994 is primarily due to the completion of the zoning and entitlement work for the Oakridge site during 1994.

         Impacting the results for the six months and quarter ended June 30, 1994 is the accrual by the Fund of an arbitration award in the amount of $3,768,743. The Fund and Banyan Mortgage Investors L.P. II ("BMLPII), acting for itself and on behalf of THSP Associates L.P. II ("THSP") (formerly Banyan Mortgage Investors L.P. III), had agreed to resolve, by means of arbitration, the issue of the amount of compensation, if any, owed by the Fund to BMLPII in consideration for BMLPII's agreement to relinquish, and take no action with respect to its interests in certain Beverly Hills, California properties commonly known as the Buckeye properties when the Fund took control of certain of these properties in 1990. On July 20, 1994, a majority of two members of a panel of three arbitrators awarded BMLPII approximately $3,768,000 in connection with this arbitration. Subsequently a negotiated settlement was reached and on October 17, 1994, the Award was satisfied by the Fund's payment of $3,250,000 in full settlement.

         For the six months and quarters ended June 30, 1995, the Fund recognized a gain on the disposition of real estate in the amount of $7,558 and $6,541, respectively related to lot sales at the Wayside
   Village property.   During the six months and quarter ended June 30,
   1994, the Fund recognized a gain on disposition of real estate of $2,828,660 and $2,864,083, respectively, primarily related to May 1994 sale of the Cascades Apartment building. See Property Operations below for additional details.

         The combination of the above changes resulted in a net loss of $2,655,269 ($0.07 per share) for the six months ended June 30, 1995 compared to a net loss of $2,683,542 ($0.07 per share) for the same period in 1994. For the quarters ended June 30, 1995 and 1994, the Fund recorded a net loss of $1,710,533 ($0.04 per share) and $2,456,705 ($0.06 per share), respectively.


   PROPERTY OPERATIONS

         At June 30, 1995, the Fund owned an office building located at 120
   S. Spalding Dr. in Beverly Hills, California which was 27% leased (100% leased as of June 30, 1994). For the six months ended June 30, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $360,000 as compared to approximately $838,000 for 1994. The $478,000 decrease in cash flow is due primarily to the expiration of the lease of the building's largest tenant, City National Bank ("City National"), which had occupied two-thirds of the building. For the quarter ended June 30, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $86,000. With notification from City National that it was relocating and after completing the Morgens Loan, the Fund proceeded with the previously announced plan to redevelop and re-lease the space vacated by City National as medical office space along with marketing the property for sale. For the six months ended June 30, 1995, the Fund has capitalized approximately $125,000 of monies spent to retenant the building. Pursuant to recent cost projections assembled late in 1994 as part of the property's redevelopment plan, the revised projection of market leasing rates and the 17.5% interest cost on its new financing, the Fund determined that an immediate sale of the property could generate a return to shareholders which is likely comparable to the return (on a discounted present value basis) from redevelopment and subsequent sale.

         In addition to the 120 S. Spalding property, the Fund also owns four parcels of land. During the six months ended June 30, 1995, the Fund disbursed a total of approximately $4,101,000, excluding mortgage loan principal repayments, for capitalized development costs and carrying costs which include approximately $958,000 on the Chapman's Landing property, approximately $2,551,000 on Wayside Village and approximately $592,000 on Bishop Ranch. The expenditures were primarily for capitalized interest, real estate taxes, land planning, engineering site improvements and entitlement work. (See discussion below for further details).

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

         The Fund will seek to implement its business plan for the Southbridge project which contemplates continued land planning and marketing efforts designed to achieve sales of certain portions of the project beginning during the third quarter of 1995. The Fund contemplates selling small outlying portions of the site and would utilize 50% of any net sales proceeds to repay portions of the outstanding Morgen's Loan in advance of the schedule outlined in the business plan to facilitate this process.

         The Wayside Village property was acquired by the Fund in May of 1991. The Fund is continuing to fund site-infrastructure work so that additional finished lots can be sold to third party developers and builders. The project was originally zoned for 2,224 residential units and 280,000 square feet of commercial space. During the six months ended June 30, 1995, the Fund sold 12 single family lots to a builder which generated gross lot sales proceeds of $720,707. After payment of closing costs of $877, real estate taxes of $1,531 and other costs of $10,885, the Fund received net cash proceeds of $707,414. The sale of the lots resulted in an aggregate net gain on disposition of real estate of $7,558. It is the Fund's intention to fully implement its business plan to finish infrastructure and site improvements at Wayside Village. As of June 30, 1995, there were 1,123 unfinished residential units and 280,000 square feet of commercial space available for sale under the Fund's business plan. The Fund's expenditures at Wayside Village have primarily been utilized for completion of engineering, lot development, capitalized interest, and real estate taxes. Once further improvements are completed during 1995 at Wayside Village it is the Fund's belief that negotiations of additional sales contracts with national and regional builders and developers can be finalized and sales of finished lots and/or sections can be increased.

         In August 1992, the Chapman's Landing zoning and development plan was approved by Charles County and the project is now included in the overall comprehensive development plan for Charles County, Maryland. During the first six months of 1995, the Fund has continued its efforts to modify the zoning and entitlements for Chapman's Landing and has completed engineering work on sections of Phase I of the project. Phase I of the project consists of 330 acres and is planned for development of 404 single-family homes and 172 townhomes. On October 11, 1994 Charles County preliminarily approved proposed zoning modifications increasing the project's total density count to 4,600 residential units from 3,500 units and 2,000,000 square feet of commercial space from 1,000,000 square feet. It is the Fund's intention to fully implement its business plan to begin infrastructure work on Phase I at Chapman's Landing in late 1995. As of June 30, 1995, the Fund has executed sales contracts with two home developers for approximately 230 residential units in Phase I of the Chapman's Landing Development. The two contracts are contingent upon the buyers completing their due diligence review of the site and plans. Also, the Fund is currently in negotiations with several other national and regional builders and developers regarding additional sales contracts for finished lots and/or development sites in Phase I of Chapman's Landing. The Fund anticipates that additional sales contracts will be finalized sometime in the last half of 1995 with sales of finished lots to builders beginning in 1996. The Fund's expenditures at the Chapman's Landing have primarily been for completion of zoning and planning, engineering, capitalized interest, and real estate taxes.

         The Fund's Southbridge, Wayside Village and Chapman's Landing properties are located in the greater Washington D.C. metropolitan region which is continuing its recovery with new business growth and increasing employment. Boosted by rising consumer confidence, an overall improvement in the economy continues even though the demand for lots during the first six months of 1995 declined as a result of the increases in interest rates on residential mortgage loans. As a result of the most recent decline in residential mortgage rates, the Fund anticipates the demand for residential lots to improve during the final six months of 1995.

         During the six months ended June 30, 1995, the Fund continued to pursue modified entitlements on the Bishop Ranch property, located in Monterey County, California. The Monterey peninsula's residential market has been relatively stable. Due to the constraints on growth in the area imposed by growth management plans and the public's concern regarding the availability of water, management of the Fund believes that the land value of the project has not suffered from the severe declines in real estate values experienced in other areas of California. In the future, the residential market should experience gradual growth as the demand for housing increases and the overall economy improves. There can, however, be no assurance of such growth.

         The VST/VMIF Oakridge Partnership owns a 215-acre parcel of land
   located in Hollywood and Dania, Florida.   The Fund owns a 50% interest
   in this partnership which is accounted for on the equity method. The remaining 50% is owned by Banyan Short Term Income Trust. As of June 30, 1995, the Partnership carried its 50% interest at $1,172,037. Over the past several years, the Fund has worked to complete entitlement of the property and will be marketing it for sale. Of the 215 acres, 185 acres of the property are currently under contract for a gross sales price of approximately $4,000,000. The Partnership is also working to modify approximately 25 acres of the parcel's existing zoning to allow for multifamily development and is in discussions with several potential purchasers. The Partnership is also engaged in discussions with potential purchasers of the 5-acre retail parcel at the Oakridge site.

         950 L'Enfant Plaza is an office building in Washington D.C. with 232,000 square feet of rentable space. The building is an eight story office building with two parking levels located in a four-building complex called L'Enfant Plaza. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. On November 19, 1991 the Fund entered into an agreement with the senior lender on a loan collateralized by the 950 L'Enfant Plaza Property. The Fund received $250,000 in cash upon signing this agreement and is entitled to 2.5% of monthly cash flow from operation of the property, which provided approximately $28,000 and $81,000 in cash flow to the Fund for the six months ended 1995 and 1994, respectively. The $53,000 decrease and current interruption in cash flow is due to the termination of the lease with the building's tenant while retenanting of the building is under way. The Fund is also entitled to receive 4% of the gross sales proceeds of the property upon sale. The Fund has no other ownership interest in this property and is not entitled to participate in the decisions of management in respect to the property.


   OTHER INFORMATION

         On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its tax election to be treated as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property. For the year ended December 31, 1994, the Fund had elected to be treated as a REIT under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.


                                    PART II



   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Fund held its 1994 Annual Meeting of Stockholders on June 27,
   1995.

         There were three proposals considered at the Meeting.

         Proposal #1 was to elect Robert M. Ungerleider to hold office for three years or otherwise as provided in the Fund's by-laws.

         Proposal #2 was to concur in the selection of Coopers & Lybrand L.L.P. as independent public accountants of the Fund for the year 1995.

         Proposal #3 was to authorize and ratify the prior issuance of 50,437 Award Shares to Mr. Leonard G. Levine pursuant to the terms of his Employment Agreement and to authorize the future issuance of Award Shares to Mr. Levine subject to satisfaction of conditions precedent to the issuance contained in the Employment Agreement.


         The following votes were cast in connection with the proposals in the manner as set forth:

          PROPOSAL #1
              FOR              AGAINST          ABSTAIN
              29,850,665            ---          1,661,792


          PROPOSAL #2
              FOR              AGAINST          ABSTAIN
              30,258,848           681,000         572,609


          PROPOSAL #3
              FOR              AGAINST          ABSTAIN
              24,629,763          5,424,004      1,458,600



   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)   No exhibits are included with this Report.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995 for which this report is filed.





                                  SIGNATURES

        PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

   BANYAN MORTGAGE INVESTMENT FUND



   By: /s/   Leonard G. Levine                        Date:  August 11, 1995
       Leonard G. Levine, President




   By: /s/   Joel L. Teglia                           Date:  August 11, 1995
       Joel L. Teglia, Vice President of
       Finance and Administration and Chief
       Financial and Accounting Officer