Form 10-Q
period 1995-09-30
BANYAN MORTGAGE INVESTMENT FUND
filed 1995-11-14
CIK 822829

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995


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



Shares of common stock outstanding as of November 10, 1995: 39,822,304.


                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)

                                         1995              1994
 ASSETS

 Cash and Cash Equivalents            $  1,171,731     $  8,040,629
 Repair, Improvement and Real
   Estate Tax Escrows                      799,444          602,211
 Accounts Receivable (Net of
   Allowance for Doubtful Accounts
   of $53,000 and $34,000 for
   1995 and 1994, respectively)             87,200           18,509
 Interest Receivable on Cash and
   Cash Equivalents                         28,918           84,272
                                       ------------   -------------


                                         2,087,293        8,745,621
                                      ------------    -------------


 Investment in Real Estate:
   Land                                 79,215,500       79,400,569
   Buildings and Improvements            2,144,722        1,986,851
                                      ------------    -------------
                                        81,360,222       81,387,420
   Less: Accumulated Depreciation       (1,929,991)      (1,645,927)
                                      ------------    -------------
                                        79,430,231       79,741,493
   Developments in Progress             35,995,975       30,752,252
                                      ------------    -------------
   Net Investment in Real Estate       115,426,206      110,493,745
                                      ------------    -------------
 Net Investment in Real Estate
   Venture                               1,151,139        1,325,401

 Deferred Financing Costs (Net of
   Accumulated Amortization of
   $316,419 and $68,034
   for 1995 and 1994, respectively)        992,777        1,241,162
 Other Assets                            2,582,539        2,861,997
                                      ------------    -------------
 Total Assets                         $122,239,954    $ 124,667,926
                                      ============    =============

 LIABILITIES AND STOCKHOLDERS'
   EQUITY
 Liabilities
 Accounts Payable and Accrued
   Expenses                           $  1,950,377    $   1,255,286
 Interest Payable                        1,051,304          810,526

 Real Estate Taxes Payable                 200,929            ---
 Mortgage Loans Payable                 32,653,737       31,932,645
                                      ------------     ------------
 Total Liabilities                      35,856,347       33,998,457
                                      ------------     ------------


 Stockholders' Equity
 Shares of Common Stock, $0.01
   Par Value, 100,000,000 Shares
   Authorized, 39,842,404 Shares
   Issued                              348,205,447      348,162,496
 Accumulated Deficit                  (261,810,524)    (257,481,711)
 Treasury Stock, at Cost, for
   20,100 Shares of Common Stock           (11,316)         (11,316)
                                      ------------     ------------
 Total Stockholders' Equity             86,383,607       90,669,469
                                      ------------     ------------


 Total Liabilities and Stock-
   holders' Equity                    $122,239,954     $124,667,926
                                      ============     ============

 Book Value Per Share of Common
   Stock (39,822,304 and 39,742,395
   Shares Outstanding for 1995
   and 1994, respectively)            $       2.17     $       2.28
                                      ============     ============






 The accompanying notes are an integral part of the consolidated financial statements.


                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                           1995              1994
 INCOME
 Income From Investing
   Activities:
   Interest on Cash and Cash
     Equivalents                      $    164,037      $     57,187

 Income From Property Operating
   Activities:
   Operating Property Revenue            1,010,011         2,817,803
                                      ------------      ------------
 Total Income                            1,174,048         2,874,990
                                      ------------      ------------

 EXPENSES
 Expenses From Property
   Activities:
   Operating Property Expenses             348,135           831,428
   Development Property Expenses         1,104,937           367,052
   Repairs and Maintenance                 138,992           281,042
   Real Estate Taxes                       239,133           454,193
   Depreciation                            308,928           500,790
   Bad Debt (Recovery) Expense              (6,000)            9,425
                                      ------------      ------------
 Total Expenses From Property
   Activities                            2,134,125         2,443,930
                                      ------------      ------------

 Other Expenses:
   Stockholder Expenses                    261,638           304,020
   Directors' Fees, Expenses
     and Insurance                         360,547           396,608
   Other Professional Fees                 160,532           556,755
   General and Administrative            1,010,822         1,148,588
   Recovery of Losses on Mortgage
     Loans, Notes and Interest
     Receivable and Class Action
     Settlement Costs and                 (495,591)         (796,985)
 Expenses
   Interest Expense and Amorti-
     zation of Deferred Loan
     Costs                               1,916,817         1,204,842
                                      ------------      ------------
 Total Other Expenses                    3,214,765         2,813,828
                                      ------------      ------------
 Total Expenses                          5,348,890         5,257,758
                                      ------------      ------------


 Operating Loss                         (4,174,842)       (2,382,768)
 Net (Loss) Income From
 Operations                               (158,361)          504,151
   of Real Estate Venture
 Arbitration Award                           ---          (3,250,000)
 Gain on Dispositions of Real
   Estate                                    4,390         3,054,923
                                      ------------      ------------

 Net Loss                             $ (4,328,813)     $ (2,073,694)
                                      ============      ============

 Net Loss Per Share of Common
   Stock (Based on Weighted
   Average Number of Shares
   Outstanding of 39,753,225
   and 39,719,131 during 1995
   and 1994, respectively)            $      (0.11)     $      (0.05)
                                      ============      ============



 The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                          1995              1994
 INCOME

 Income From Investing
   Activities:
   Interest on Cash and Cash
     Equivalents                     $     21,525      $     19,356

 Income From Property Operating
   Activities:
   Operating Property Revenue             209,978           669,343
                                     ------------      ------------
 Total Income                             231,503           688,699
                                     ------------      ------------
 EXPENSES
 Expenses From Property
   Activities:
   Operating Property Expenses            126,734           182,157

   Development Property Expenses          337,804           114,253
   Repairs and Maintenance                 40,489            77,694
   Real Estate Taxes                       79,726           146,994
   Depreciation                           102,976           132,940
   Bad Debt Expense                         5,000             ---
                                     ------------      ------------
 Total Expenses From Property
   Activities                             692,729           654,038
                                     ------------      ------------
 Other Expenses:
   Stockholder Expenses                    24,959            65,807

   Directors' Fees, Expenses
     and Insurance                        106,077           136,360

   Other Professional Fees                 33,089           136,413
   General and Administrative             380,861           413,303
   Interest Expense and Amorti-
     zation of Deferred Loan              596,519           135,885
 Costs                               ------------      ------------
 Total Other Expenses                   1,141,505           887,768
                                     ------------      ------------
 Total Expenses                         1,834,234         1,541,806
                                     ------------      ------------



 Operating Loss                        (1,602,731)         (853,107)
 Net (Loss) Income From
   Operations of Real Estate
   Venture                                (67,645)          717,948
 Recovery of Arbitration Award              ---             518,743
 (Loss) Gain on Dispositions
   of Real Estate                          (3,168)          226,264
                                     ------------      ------------

 Net (Loss) Income                   $ (1,673,544)     $    609,848
                                     ============      ============

 Net (Loss) Income Per Share
   of Common Stock (Based on
   Weighted Average Number of
   Shares Outstanding of
   39,774,532 and 39,742,395
   during 1995 and 1994,
   respectively)                     $      (0.04)     $       0.02
                                     ============      ============



 The accompanying notes are an integral part of the consolidated financial statements.




                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)



                          Common Stock            Accumulated     Treasury
                     Shares         Amount          Deficit         Stock           Total

 Stockholders'
 Equity,
 December 31,
 1994             39,762,495     $348,162,496    $(257,481,711)   $ (11,316)      $90,669,469


 Award Shares
 Issued              79,909           42,951             ---          ---              42,951



 Net Loss             ---              ---          (4,328,813)       ---          (4,328,813)
                  ----------     ------------    -------------    ---------       -----------


 Stockholders'
 Equity,
 September 30,
 1995             39,842,404     $348,205,447    $(261,810,524)   $ (11,316)      $86,383,607
                  ==========     ============    =============    =========       ===========



 The accompanying notes are an integral part of the consolidated financial statements.





                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                          1995           1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:


 NET LOSS                             $ (4,328,813)   $(2,073,694)

 Adjustments to Reconcile Net
   Loss to Net Cash Used In
   Operating Activities:
   Depreciation                            308,928        500,790
   Amortization of Deferred
     Loan Costs                            248,385        541,726
   (Recovery) Provision for Bad
     Debts                                  (6,000)         9,425
   Gain on Disposition of Real
     Estate                                 (4,390)    (3,054,923)
   Net Loss (Income) From
 Operations                                158,361       (504,151)
     of Real Estate Venture

   Deferred Interest Payable on
     Mortgage Loans                      1,014,751           ---
   Issuance of Award Shares of
     Common Stock                           42,951         58,002
 Net Change In:
   Interest Receivable on Cash and
     Cash Equivalents                       55,354          ---
   Real Estate Tax Escrow                  (31,597)         ---
   Accounts Receivable                     (87,691)         ---
   Other Assets                            279,594       (341,135)
   Accounts Payable and Accrued
     Expenses                              695,091       (333,141)
   Real Estate Taxes Payable               200,929       (229,540)

   Other Payable                             ---        3,250,000
   Interest Payable                        987,764        145,641
                                       -----------    -----------
 Net Cash Used In Operating
   Activities                             (466,383)    (2,031,000)
                                       -----------    -----------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:

   Proceeds From Sale of Real            1,012,150     17,888,299
 Estate
   Increase in Developments in
     Progress                           (6,011,317)    (5,734,754)
   Increase in Repair and
     Improvement Escrow                   (165,636)       (49,197)

   Distributions From (Investment
     In) Real Estate Venture                15,901       (341,847)

   Purchases of Land and Property
     Improvements                         (212,968)         ---
                                       -----------    -----------
 Net Cash (Used in) Provided
   By Investing Activities              (5,361,870)    11,762,501
                                       -----------    -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
 Issuance of Common Stock                    ---            1,665
 Payment of Mortgage Loans Payable      (1,040,645)   (11,652,949)
                                       -----------    -----------
 Net Cash Used In Financing
   Activities                           (1,040,645)   (11,651,284)
                                       -----------    -----------

 Net Decrease in Cash and Cash
   Equivalents                          (6,868,898)    (1,919,783)


 Cash and Cash Equivalents at
   Beginning of Period                   8,040,629      3,682,343
                                       -----------    -----------

 Cash and Cash Equivalents at
   End of Period                       $ 1,171,731    $ 1,762,560
                                       ===========    ===========



 The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund") audited consolidated financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report.

1.    ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements, as of September 30, 1995, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Bishop Ranch partnerships in which the Fund holds a controlling 50% general partnership interest.
Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since such partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest currently has no value, therefore the Fund has recorded all of the partnerships' losses as of September 30, 1995. Profits will be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

NON-CASH INVESTING AND FINANCING ACTIVITIES

      Pursuant to the Credit Agreement executed October 17, 1994 with Morgens, Waterfall, Vintiadis & Co., Inc., as agent for a group of lenders, the Fund has elected to defer payment of $1,761,737 of accrued interest, which has been added to the principal balance of the loan until January 1, 1996. Of the $1,761,737 balance of deferred interest, $746,986 was expensed and included as interest payable at December 31, 1994.

CASH AND CASH EQUIVALENTS

      The Fund considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. The reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and for the nine months and quarter ended September 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.

INCOME TAXES

      On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its election to be treated as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable the Fund to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property. For the year ended December 31, 1994 the Fund elected to be treated as a REIT under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.

      Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes.
In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

2.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC").
These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocated share of costs for the nine months ended September 30, 1995 and 1994 aggregated $835,765 and $897,078, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of September 30, 1995, the Fund had a net payable due to BMC of $350,279. The net payable is included in the accounts payable and accrued expenses in the Fund's consolidated balance sheet.

3.    INVESTMENT IN REAL ESTATE VENTURE

      On March 6, 1991, in satisfaction of their mortgage loans receivable, the Fund and Banyan Short Term Income Trust ("BST") each received a 50% interest in the VST/VMIF Oakridge Partnership which assumed ownership of the loans' underlying collateral pursuant to a deed-in-lieu agreement with the borrower. The property consists of approximately 211 acres located in Hollywood and Dania, Florida. Of the 211 acres, approximately 206 acres of the property are currently under contract for a gross sales price of approximately $6,000,000. The Partnership is also engaged in discussions with potential purchasers of the remaining 5-acre retail parcel at the Oakridge site. Proceeds received from any future sale will first be applied to repay the remaining principal balance of an outstanding first mortgage loan of approximately $2,000,000 which is collateralized by the Oakridge site. The Fund's 50% interest in the Partnership was initially recorded at its estimated fair market value of $568,121 and is being accounted for on the equity method. Under this method, the Fund has recorded its 50% share of operating losses of $158,361 and $236,000 for the nine months ended September 30, 1995 and 1994, respectively.

4. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On February 9, 1995, the Fund received cash distributions of $566,783 in respect of its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). A total of $495,591 of this distribution has been treated as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $495,591 net recovery in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due pursuant to the terms of the previously settled of the VMS securities litigation. As of September 30, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability in accounts payable and accrued expenses on its consolidated balance sheet as required per the terms of the Class Action Settlement.

         On January 25, 1994, the Fund received net proceeds of $796,985 by terminating an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the directors and officers of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the directors and officers.



5.    DISPOSITION AND GAIN ON SALE OF REAL ESTATE

      During the nine months ended September 30, 1995, the Fund sold 17 single family lots to a home developer at the Fund's Wayside Village. The sale of these lots generated gross sales proceeds of $1,029,830. After payment of closing costs of $1,291, real estate tax prorations of $1,612 and other costs of $14,777 the Fund received net cash proceeds of $1,012,150 from the sales. The sale of these lots resulted in an aggregate net gain on disposition of real estate of $4,390.

6.    AWARD SHARES

      On August 25, 1995, the Fund issued 79,909 shares of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund, the value for which is based on the average closing price of the Fund's common stock for the last five business days of the year in which the incentive is earned. Pursuant to Board of Director's approval, Mr. Levine was paid $120,000 of his 1994 incentive compensation on December 31, 1994. On March 15, 1995, Mr. Levine was paid the balance of his 1994 incentive compensation in the amount of $51,805. The $171,805 of total cash payments represents 80% of Mr. Levine's 1994 incentive. The 79,909 Award Shares issued in respect of the incentive compensation earned during 1994 were valued at a price equal to $0.537 per share or $42,951. The Award Shares will be held by the Fund, pending satisfaction of the vesting requirements included in Mr. Levine's contract which provides that Mr. Levine will fully vest on the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. Mr. Levine will, however, lose his right to these Award Shares if he is not employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to all dividends paid on shares held by the Fund for his benefit.
The Award Shares are included in the total shares outstanding of the Trust effective August 25, 1995 for the purpose of calculating Net Income Per Share of Common Stock based on the Weighted Average Number of Shares Outstanding.

7.    MORTGAGE LOANS PAYABLE

      On November 3, 1995, Societe Generale ("SoGen") declared a default under its mortgage loan to VMIF/Anden Wayside Venture, a partnership controlled by a wholly owned subsidiary of the Fund, which loan is collateralized by a first mortgage on the Wayside Village project and certain other land within the Fund's Southbridge project. As a result of the default, SoGen has demanded immediate repayment of all sums due under the loan, amounting to approximately $6,500,000. In addition, SoGen separately cancelled a $2,000,000 revolving line of credit facility. The Fund had not drawn any monies to date under the revolving line. The default arose when a principal payment due October 1, 1995 was not made.

      In the Fund's view a limited number of lots were developed at Wayside Village during the past construction season due, in large part, to a seven-month delay in obtaining a subordination agreement between a home builder and SoGen causing the Fund to seek deferral of the mandatory principal payments due and to become due during the next three calendar quarters. The Fund has also been unsuccessful in its efforts to obtain a draw under the $2,000,000 revolving loan described above, despite the submission of what the Fund believes are appropriate draw requests and documentation. The Fund has expended $3,270,000 in infrastructure improvements and other costs during the last year as a condition precedent to such funding. SoGen has refused to fund due to a differing interpretations of the conditions contained in the revolving loan agreement. The draws are needed to complete the improvements so that the lots may be delivered. The Fund has been involved in and is continuing its discussions with SoGen with respect to the alleged default on the Amended Wayside Loan and cancellation of the Revolving Loan and recently made a proposal which SoGen has indicated it is reviewing. There can be no assurance, however, that the parties will reach any resolution of the dispute.

      The Fund presently has executed contracts for the sale of lots to two homebuilding companies desiring to build both single-family and townhome residences at Wayside Village. The contracts require the delivery of 278 lots over the next two to three years. Negotiations with other homebuilders as well as parties expressing interest in the commercial portion of Wayside are continuing.

      The default and acceleration of the SoGen loan constitutes a default under the Fund's $20,500,000 loan from a group of lenders for which Morgens, Waterfall & Vintiadis & Co., Inc. ("MWV") served as agent (more fully described in Note 2 above). MWV has indicated that it does not presently intend to accelerate repayment of this loan while the Fund attempts to resolve its issues with SoGen. There can be no assurance, however, that MWV will continue to refrain from declaring a default of the dispute with SoGen is not resolved. Other avenues are being explored in the event resolution with SoGen is not forthcoming.

8.    LITIGATION AND CONTINGENCIES

      On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al 95 CH 8456 (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation are as follows: (a) Monterey County Partners, a partnership which itself is a partner of the Fund's subsidiary,

BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owns the Bishop Ranch project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own 100% of the common stock of VMS Laguna Seca, Inc., the general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners and (c) VMTGZ Mortgage Investors, L.P.II, the principal beneficiary of Investors Liquidating Trust which has been alleged to be the Limited Partner in the VMS Laguna Seca Limited Partnership.

      The defendants in the case, in addition to the Ownership Partnership are: (a) Leonard G. Levine, President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement.

      The complaint as to the Fund seeks: (I) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners; (II) Declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (III) Avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (IV) an accounting and (V) a constructive trust to be created for the benefit of one of the plaintiffs. The complaint also seeks separate relief against Mr. Levine and Banyan Management Corp.

      In lieu of an answer to the complaint, the Fund has caused to be filed motions, supported by briefs. Responses to those motions were filed on November 13, 1995. A hearing has not been scheduled. Both parties have served and answered initial discovery requests.

      The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois litigation.

      On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al., Case No. 105280 (the "California Litigation").

      The plaintiff entity, which is a partner with the Fund's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF Monterey County Limited Partnership, which owns the Bishop Ranch property (the "Ownership Partnership") has filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens, Waterfall, Vintiadis & Co., Inc. ("MWV") loan, which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Bishop Ranch property.

      The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under the guaranty, (ii) to quiet title to the Bishop Ranch project, declaring null and void the interest of the various defendant lenders which arises under the Deed of Trust and (iii) an award of attorneys' fees and costs.

      None of the defendants has yet answered the complaint. The Fund believes this action is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California litigation.


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

      The Fund's real estate assets consist of an office building, four undeveloped or partially developed parcels of land aggregating approximately 5,400 acres and a 50% interest in an undeveloped parcel of land. The Fund believes that the value of these assets can be enhanced through some combination of: (i) prudent management, (ii) enhancing the entitlements and zoning applicable to the undeveloped land, (iii) holding the assets until the underlying values in the various real estate markets return to historical levels and (iv) completing infrastructure improvements and developing lots for sale to builders. More than half of the carrying value of the Fund's real estate assets, is comprised of undeveloped land which is located in metropolitan Washington D.C. and Northern California all of which are in various stages of the entitlement process. The current market for the sale of undeveloped land is limited except at liquidation prices. Consequently, the Fund is attempting to enhance the value of these parcels by modifying their zoning and entitlements. During the quarter ended December 31, 1994, the Fund completed a corporate level financing collateralized by its properties. This financing enabled it to proceed with various infrastructure and improvements and to initiate efforts to finish the development of lots for sale to residential and commercial builders.

      The Fund believes that long-term shareholder value will be best maximized by completing the entitlements and various infrastructure improvements at the Wayside Village, Southbridge, Chapman's Landing and Bishop Ranch properties. Management believes that these improvements will likely make each of these properties more marketable. In order to generate the capital needed to realize this incremental value, the Fund, during 1995, initiated efforts to sell, on as is basis, smaller parcels of land at its Southbridge and Wayside properties. The Fund is also considering an outright or partial sale of its interest in the 120 South Spalding building.
Management believes that this property is likely more valuable if it is redeveloped and re-leased. The Fund does not, however, have sufficient monies available to fund the costs associated with redevelopment and re-leasing and, therefore, would only proceed with such strategy in conjunction with a partner who would provide the necessary capital. In the absence of such a joint venture partner, or if the Fund is unable to sufficiently fund working capital needs from other sources, then the Fund will seek an outright sale of this property.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $1,171,731 and $8,040,629, respectively. This decrease in cash and cash equivalents is due primarily to the payment of approximately

$7,300,000 of expenses and capitalized items related to the Chapman's Landing, Southbridge, Wayside Village and Bishop Ranch properties, the payoff of approximately $1,041,000 of the Wayside Village and Southbridge mortgage loan principal, the purchase of approximately $213,000 of land and improvements and the payment of the Fund's operating expenses. Partially offsetting the decreases in cash was the receipt of $1,012,150 of net proceeds from the Wayside Village lot sales, the receipt of a $566,783 distribution from the Fund's interest in the liquidating trusts established for the benefit of the unsecured creditors of VMS, interest earned on cash and cash equivalents and income from property operating activities.

      Management has taken a number of steps to enhance the Fund's working capital position. Over the past several years, the Fund's liquidity has been provided by cash generated from the operations of the Fund's existing operating properties which currently consists solely of 120 S. Spalding, interest on short term investments, cash proceeds from property sales, interim financing, and cash distributions received from the liquidating trusts. Historically, these sources were not producing the working capital necessary to meet the requirements for both development and entitlement costs related to the Fund's development properties and to meet the Fund's operating costs.

      On October 17, 1994, the Fund executed a Credit Agreement with Morgens, Waterfall, Vintiadis & Co., Inc. (the "Lenders' Agent") as agent for several institutional investors (the "Lenders") in connection with a loan in the amount of $20,500,000 (the "Morgens Loan"). Pursuant to the Credit Agreement, the Fund has agreed to make quarterly interest payments in arrears commencing January 1, 1995 at an annual rate of 17.5% and is also obligated to make certain payments, which will be applied to repay loan principal, based on net cash flow (as defined in the Credit Agreement) generated by the Fund's individual real estate assets. At the Fund's option, it elected on January 1, 1995 to defer interest due on the Morgens Loan through September 30, 1995.
All such deferred interest has been added to the outstanding principal of the loan. As of September 30, 1995 the Fund has deferred $1,761,737 of accrued interest. The Fund currently anticipates paying principal and interest obligations on the Morgens Loan from cash proceeds derived from the sale of various undeveloped parcels of land or its operating property as discussed above. The Fund is obligated to reduce the unpaid principal balance of the loan to $11,000,000 by October 1, 1997 and must repay any remaining outstanding principal by September 30, 1998. The Morgens Loan is collateralized by first mortgages on the Fund's 120 S. Spalding, Chapman's Landing, Bishop Ranch and portions of its Southbridge properties, as well as pledges of the common stock and partnership interests of the Fund's subsidiaries, its accounts receivables, bank accounts and all other tangible and intangible personal property. As part of the same transaction, the Lenders also received warrants which entitle them to purchase up to 4,380,000 shares of the Fund's common stock at any time until October 1, 1998 at an exercise price of $0.70 per share. The Fund has agreed to use its best efforts to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended.

      The Fund utilized the net proceeds (after payment of legal fees, closing costs and accrued real estate taxes) of the Morgens Loan to fully repay the outstanding loans collateralized by first mortgages on the Fund's Chapman's Landing and Bishop Ranch properties in the amount of $1,130,853 and $1,959,409, respectively, as well as using the sum of $3,250,000 to fund its obligation arising from the final negotiated settlement of the Buckeye arbitration. The Fund also used $4,323,630 of the Morgens Loan proceeds to repay Chase Manhattan Bank N.A. ("Chase"), in exchange for Chase's full release of its first mortgage lien on the Fund's Wayside Village property and portions of the Fund's Southbridge property which was pledged to collateralize a $14,069,462 outstanding loan from Chase, one-half of which was syndicated to Societe Generale (the "Original Wayside Loan"). The payment to Chase consisted of a partial principal payment of $4,220,839, which completely discharged the principal portion of the Original Wayside Loan owed to Chase aggregating $7,034,732 and accrued interest of $102,791. Simultaneously, the Fund and Societe Generale ("SoGen") modified the terms of SoGen's $7,034,731 principal portion of the original Wayside Loan (the "Amended Wayside Loan"). The terms of the loan modification agreement with SoGen extended the maturity date of the Amended Wayside Loan to December 31, 1997 and provides for monthly interest payments in arrears at an interest rate of prime plus 2%. On November 1, 1995, the prime rate as established per the terms of the amended agreement was 8.75%. At the option of the Fund, the maturity date of the Amended Wayside Loan may be further extended for two one-year periods in the event certain conditions defined in the amended agreement are met. SoGen also agreed to provide an additional $2,000,000 revolving credit line (the "Revolving Loan") to fund "development costs" (as defined in the Amended Loan Agreement) specifically associated with lot sales contracts for the Wayside Village property. The terms of the Revolving Loan require the Fund to make monthly interest payments in arrears at an interest rate of prime plus 3%.
The Amended Wayside Loan and Revolving Loans require principal to be repaid as lots are sold, based on specified release prices, and are cross-collateralized and cross-defaulted to each other. In connection with the SoGen transactions, the Fund paid $34,731 to reduce the outstanding Amended Wayside Loan principal to $7,000,000. The Fund also paid SoGen accrued interest of $102,791, loan fees of $95,000 and other fees and expenses totalling approximately $188,500 from the Morgens Loan proceeds, including $126,500 escrowed for future real estate taxes on the Wayside Village project. As of September 30, 1995, the outstanding principal balance of the Amended Wayside Loan was $6,360,000. SoGen has not funded any advances requested under the Revolving Loan.

      On November 3, 1995, SoGen declared a default under its mortgage loan to VMIF/Anden Wayside Venture, a partnership controlled by a wholly owned subsidiary of the Fund, which loan is collateralized by a first mortgage on the Wayside Village Project and certain portions of the Fund's Southbridge project. As a result of the default, SoGen has demanded immediate repayment of all sums due under the loan, amounting to approximately $6,500,000. In addition, SoGen cancelled the $2,000,000 revolving line of credit facility. The Fund had not drawn any monies to date under the revolving line. The default arose when a principal payment due October 1, 1995 was not made.

      In the Fund's view a limited number of lots were developed at Wayside Village during the past construction season due, in large part, to a seven-month delay in obtaining a subordination agreement between a home builder and SoGen causing the Fund to is seek deferral of the mandatory principal payments due and to become due during the next three calendar quarters on the Amended Wayside Loan. The Fund has also been unsuccessful in its efforts to obtain a draw under the Revolving Loan, despite the submission of what the Fund believes are appropriate draw requests and documentation. The Fund has expended $3,270,000 in infrastructure improvements and other costs during the last year as a condition precedent to such funding. SoGen has refused to fund due to a differing interpretations of the conditions contained in the revolving loan agreement. The draws are needed to complete the improvements so that the lots may be delivered. The Fund has been involved in and is continuing its discussions with SoGen with respect to the alleged default on the Amended Wayside loan and the cancellation of the Revolving Loan and recently made a proposal which SoGen has indicated it is reviewing. There can be no assurance, however, that the parties will reach any resolution of the dispute.

      The Fund presently has executed contracts for the sale of lots to two homebuilding companies desiring to build both single-family and townhome residences at Wayside Village. The contracts require the delivery of 278 lots over the next two to three years. Negotiations with other homebuilders as well as parties expressing interest in the commercial portion of Wayside are continuing.

      The default and acceleration of the Amended Wayside Loan constitutes a default under the Fund's $20,500,000 loan from a group of lenders for which Morgens, Waterfall & Vintiadis & Co., Inc. ("MWV") served as agent (more fully described in Note 2 above). MWV has indicated that it does not presently intend to accelerate repayment of this loan while the Fund attempts to resolve its issues with SoGen. There can be no assurance, however, that the parties will reach any resolution of the dispute. Other avenues are being explored in the event resolution with SoGen is not forthcoming.

      Management of the Fund believes that its remaining cash reserves from the Morgens Loan, future draws on the amended Revolving Loan or proceeds from a refinancing of the Amended Wayside Loan plus net proceeds from future land parcel sales, and the eventual sale of 120 S. Spalding as is or redeveloped, will enable the Fund to execute the business plans of its real estate assets and should provide sufficient funds to meet its reasonably expected liquidity needs for the foreseeable future. For the remainder of 1995 and 1996, the Fund will proceed with its efforts to sell or redevelop with a joint venture partner the 120 S. Spalding property. In addition, the Fund continues with its efforts to complete and sell finished lots to third-party homebuilders at Wayside Village and Chapman's Landing. (See Results of Operations for further details).

      On February 9, 1995, the Fund received cash distributions of $566,783 in respect of its interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). A total of $495,591 of this distribution has been treated as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $495,591 net recovery in 1995 represents the $566,783 distributions received net of an estimated $71,192 due to the Class Action Settlement Fund representing the Fund's share of amounts due pursuant to the terms of the previously settled of the VMS securities litigation. As of September 30, 1995, the Fund has recorded $123,339 in distributions received from the liquidating trusts as a liability in accounts payable and accrued expenses on its consolidated balance sheet as required per the terms of the Class Action Settlement.

         On January 25, 1994, the Fund received net proceeds of $796,985 by terminating an escrow established as part of the Class Action Settlement of the VMS securities litigation. The escrow was established to provide the directors and officers of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors have released the proceeds from the escrow, and the Fund has purchased an insurance policy to cover the directors and officers.

      Management reviews the properties held by the Fund on a quarterly basis utilizing current market information, including appraisals, market studies, financial projections and sales comparisons. When it has been determined, in management's opinion, that a permanent impairment in the value of a given property has occurred due to changes in market conditions and/or business strategy, the carrying value of the property is reduced to its present fair value.

      The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to re-negotiate or refinance the Amended Wayside Loan; (ii) the Fund's ability to make payments of principal and interest on the the Morgen's Loan as discussed above (iii) the Fund's ability to control operating/development expenses and consummate sales of finished lots and land parcels which are to provide a source of additional capital for the Fund, as well as the ultimate recovery of cash proceeds from the sale of the 120 S. Spalding property; (iv) recovery on and distribution of cash proceeds from the assets of the liquidating trusts in which the Fund holds an interest which are currently uncertain; and (v) the general improvement of conditions in the real estate markets where the Fund's properties are located.

RESULTS OF OPERATIONS

GENERAL

      For the nine months ended September 30, 1995 and 1994, the Fund recorded total income of $1,174,048 and $2,874,990, respectively. For the quarters ended September 30, 1995 and 1994 the Fund recorded total income of $231,503 and $688,699, respectively. The decreases for the nine months and quarter ended, 1995 when compared to the same periods in 1994 are due to a decrease in operating property revenue. Operating property revenue decreased to $1,010,011 for the nine months ended September 30, 1995 from $2,817,803 for the same period in 1994. For the quarters ended September 30, 1995 and 1994, operating property revenue decreased to $209,978 from $669,343, respectively. The decrease in operating property revenue is primarily attributable to the 67% decrease in occupancy at the 120 S. Spalding property which occurred in March 1995. Partially offsetting this decline was an increase in interest income from cash and cash equivalents due to an increase in cash available for investment resulting from the receipt of cash proceeds from the Morgens Loan when compared to the same period one year ago.

      Expenses from property activities totaled $2,134,125 and $2,443,930 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in expenses from property activities for the nine months ended 1995 when compared to the same period in 1994 is primarily attributable to the Fund's sale of the Cascades Apartments, the 9025 Wilshire Blvd. building and the Rocky Point property in the second and third quarters of 1994. Due to the property sales, operating property expenses, repairs and maintenance, real estate taxes and depreciation expense decreased by approximately $1,032,000 for the nine months ended 1995 when compared to 1994. Bad debt expense also decreased for the nine months ended September 30, 1995 when compared to the same period in 1994 due to the favorable settlement of certain outstanding receivables in the amount of $13,000 at the 120 S. Spalding building which occurred during the nine months ended September 30, 1995. Partially offsetting these decreases was an increase of approximately $738,000 for the nine months ended September 30, 1995 when compared to the same period in 1994, in development property expenditures due primarily to costs associated with the sales and marketing of Wayside Village and Chapman's Landing. For the quarters ended September 30, 1995 and 1994, expenses from property activities totaled $692,729 and $654,038, respectively. The $38,691 increase in expenses from property activities for the quarter ended September 30, 1995 when compared to the same period in 1994 is attributable to the $223,551 increase in development property Expenses due primarily to costs associated with sales and marketing of the Wayside Village and Chapman's Landing. Offsetting this increase was a $189,860 decrease in operating property expenses, repair and maintenance, real estate taxes and depreciation due to operating property sales during 1994 as discussed above.

      Total other expenses for the nine months ended September 30, 1995 and 1994 were $3,214,765 and $2,813,828, respectively. This change represents an increase of $400,937 for the first nine months of 1995 when compared to the same period in 1994. The increase is primarily attributable to the $711,975 increase in interest expense and amortization of deferred loan costs related to the Morgens Loan. In addition, the decrease in the recovery of losses on mortgage loans, notes and interest receivable and class action settlement costs and expenses is attributable to the fact that the January 25, 1994 receipt of $796,985 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation is a non-recurring event. The 1994 recovery of $796,985 exceeded the $495,591 recovery of losses on mortgage loans, notes and interest receivable recorded by the Fund during the first quarter of 1995 by approximately $301,000. The 1995 recovery related to the distributions received from the Fund's interests in the liquidating trusts as discussed above in Liquidity and Capital Resources. Partially offsetting the increase in expenses was a decrease in other professional fees and general and administrative expenses. Other professional fees decreased by $396,223 for the nine months ended September 30, 1995 when compared to the same period in 1994, as a result of the decreased expenditures for legal costs attributable to the Buckeye arbitration since the matter was settled. For the nine months ended September 30, 1995, general and administrative expenses decreased by $137,766 primarily due to a decrease in the number of hours spent by Banyan Management Corp. personnel on Fund-related matters.

      In comparison, during the same period in 1994, a significant amount of time and resources were devoted to exploring various sources of financing for the Fund, resolving the Beverly Hills arbitration and negotiating of the sale of the Cascades and Rocky Point properties. For the quarter ended September 30, 1995 total other expenses increased to $1,141,505 from $887,768 in 1994. This change represents an increase of approximately $254,000 for the quarter ended September 30, 1995 when compared to the same period in 1994. This increase is primarily attributable to the $460,634 increase in interest expense and amortization of deferred loan costs in respect to the Morgen's Loan. Partially offsetting this increase was the decrease in other professional fees, stockholder expenses, general and administrative expenses and directors' fees, expenses and insurance. Other professional fees decreased by $103,324 as a result of the decreased expenditures for legal costs attributable to the Buckeye arbitration. Stockholder expenses decreased by $40,848 due to the timing of payments for annual report and proxy related costs. General and Administrative expenses decreased by approximately $32,000 due to the decrease in the number of hours spent by Banyan Management Corp. personnel on Fund matters, as discussed above. Directors fees, expenses and insurance decreased due to the improved rates received for directors and officers insurance.

      The Fund recorded $158,361 as its share of the Oakridge Partnership operating loss for the nine months ended September 30, 1995 as compared to net income of $504,151 for the same period in 1994. The decrease in the income between 1995 and 1994 is primarily attributable to the fact that the comparable 1994 period included the effect of a one time gain of approximately $870,000 from the sale of a 59 acre parcel. The Fund's share of the Oakridge Partnership's operating loss for the quarter ended September 30, 1995 was $67,645 compared to $717,948 of operating income for the same period in 1994 the decrease in income for the quarter is attributable to the property sale as discussed above.

      Impacting the results for the nine months ended September 30, 1994 is the arbitration award expense incurred by the Fund in the amount of $3,250,000. The Fund and Banyan Mortgage Investors L.P. II ("BMLPII), acting for itself and on behalf of THSP Associates L.P. II ("THSP") (formerly Banyan Mortgage Investors L.P. III), had agreed to resolve, by means of arbitration, the issue of the amount of compensation, if any, owed by the Fund to BMLPII in consideration for BMLPII's agreement to relinquish, and take no action with respect to its interests in certain Beverly Hills, California properties commonly known as the Buckeye properties when the Fund took control of certain of these properties in 1990. On July 20, 1994, a majority of two members of a panel of three arbitrators awarded BMLPII approximately $3,768,000 in connection with this arbitration. This amount was recorded in the second quarter of 1994. Subsequently a negotiated settlement was reached and on October 17, 1994, the Award was satisfied by the Fund's payment of $3,250,000 in full settlement which resulted in a $518,743 recovery on Arbitration Award for the three months ended September 30, 1994.

      For the nine months ended September 30, 1995, the Fund recognized a gain on the disposition of real estate in the amount of $4,390 from lot sales at the Wayside Village property. For the quarter ended September 30, 1995, the Fund recognized a loss on disposition of real estate in the amount of $3,168 from lot sales at the Wayside Village property. During the nine months and quarter ended September 30, 1994, the Fund recognized a gain on disposition of real estate of $3,054,923 and $226,264, respectively, primarily related to May 1994 sale of the Cascades Apartment building. See Property Operations below for additional details.

      The combination of the above changes resulted in a net loss of $4,328,813 ($0.11 per share) for the nine months ended September 30, 1995 compared to a net loss of $2,073,694 ($0.05 per share) for the same period in 1994. For the quarter ended September 30, 1995, the Fund recorded a net loss of $1,673,544 ($0.04 per share) compared to net income of $609,848 ($0.02 per share), recorded for the same period in 1994.

PROPERTY OPERATIONS

      At September 30, 1995, the Fund owned an office building located at 120
S. Spalding Dr. in Beverly Hills, California which was 27% leased (100% leased as of September 30, 1994). For the nine months ended September 30, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $413,000 as compared to approximately $1,176,000 for 1994. The $763,000 decrease in cash flow is due primarily to the expiration of the lease of the building's largest tenant, City National Bank ("City National"), which had occupied two-thirds of the building. For the quarter ended September 30, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $53,000. With notification from City National that it was relocating and after completing the Morgens Loan, the Fund proceeded with the previously announced plan to redevelop and re-lease the space vacated by City National as medical office space along with marketing the property for sale. The Fund believes that the 120 S. Spalding Building would generate working capital through an outright sale or a partial sale pursuant to a joint venture. Management believes that 120 S. Spalding property is likely more valuable if it is redeveloped and re-leased. The Fund does not, however, have sufficient monies available to fund the costs associated with redevelopment and re-leasing and, therefore, would only proceed with such strategy in conjunction with a partner who would provide the necessary capital. In the absence of such a joint venture partner, or if the Fund is unable to sufficiently fund working capital needs from other sources, then the Fund will seek an outright sale of this property.

      In addition to the 120 S. Spalding property, the Fund also owns four parcels of land. During the nine months ended September 30, 1995, the Fund disbursed a total of approximately $6,011,000, excluding mortgage loan principal repayments, for capitalized development costs and carrying costs which include approximately $1,593,000 on the Chapman's Landing property, approximately $3,396,000 on Wayside Village and approximately $1,022,000 on Bishop Ranch. The expenditures were primarily for capitalized interest, real estate taxes, land planning, engineering site improvements and entitlement work. (See discussion below for further details).

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

      The Fund will seek to implement its business plan for the Southbridge project which contemplates continued land planning and marketing efforts designed to achieve sales of certain portions of the project beginning during the first quarter of 1996. The Fund contemplates selling small outlying portions of the site and would utilize 50% of any net sales proceeds to repay portions of the outstanding Morgens Loan in advance of the schedule outlined in the business plan to facilitate this process.

      The Wayside Village property was acquired by the Fund in May of 1991. The Fund is continuing to fund site-infrastructure work so that additional finished lots can be sold to third party developers and builders. The project was originally zoned for 2,224 residential units and 280,000 square feet of commercial space. During the nine months ended September 30, 1995, the Fund sold 17 single family lots to a builder which generated gross lot sales proceeds of $1,029,830. After payment of closing costs of $1,291, real estate tax prorations of $1,162 and other costs of $14,777, the Fund received net cash proceeds of $1,012,150. The sale of the lots resulted in an aggregate net gain on disposition of real estate of $4,390. Subject to working out the current situation with SoGen described above, the Fund intends to finish infrastructure and site improvements on the Wayside Village property. As of September 30, 1995, there were 1,123 unfinished residential units and 280,000 square feet of commercial space available for sale. The Fund's capitalized expenditures at Wayside Village have primarily been utilized for completion of engineering, lot development, capitalized interest, and real estate taxes.
See liquidity and capital resources above for additional information concerning recent developments regarding the Fund's mortgage loan collateralized by the Wayside project and project expenditures.

      In August 1992, the Chapman's Landing zoning and development plan was approved by Charles County and the project is now included in the overall comprehensive development plan for Charles County, Maryland. During the first nine months of 1995, the Fund continued its efforts to secure the necessary permits to allow development of the project to commence and completed engineering work on sections of Phase I of the project. Phase I of the project consists of 330 acres and is planned for development of 404 single-family homes and 172 townhomes. On October 11, 1994 Charles County preliminarily approved proposed zoning modifications increasing the project's total density count to 4,600 residential units from 3,500 units and 2,000,000 square feet of commercial space from 1,000,000 square feet. The Fund intends to begin infrastructure work on Phase I at Chapman's Landing in 1996. As of September 30, 1995, the Fund has one executed sales contract and two pending contracts with home developers for the sale of an aggregate of approximately 260 residential finished lots in Phase I of the Chapman's Landing development. Also, the Fund is currently in negotiations with several other national and regional builders and developers regarding additional sales contracts for finished lots and/or development sites in Phase I of Chapman's Landing. The Fund anticipates that additional sales contracts will be finalized sometime in the first half of 1996 with sales of finished lots to builders beginning in late 1996. The Fund's expenditures at the Chapman's Landing have primarily been for completion of zoning, engineering, capitalized interest, and real estate taxes.

      The Fund's Southbridge, Wayside Village and Chapman's Landing properties are located in the greater Washington D.C. metropolitan region which is continuing its recovery with new business growth and increasing employment. Boosted by rising consumer confidence, an overall improvement in the economy of the greater Washington D.C. metropolitan region continues even though the demand for lots during the first nine months of 1995 declined likely as a result of the increases in interest rates on residential mortgage loans. As a result of the most recent decline in residential mortgage rates, the Fund anticipates the demand for residential lots to improve during the final three months of 1995.

      During the nine months ended September 30, 1995, the Fund continued to pursue modified entitlements on the Bishop Ranch property, located in Monterey County, California. On September 12, 1995 the Monterey County Board of Supervisors approved the Environmental Impact Report, Zoning and Conditional Use Permits for the Bishop Ranch property which provides for the development of 253 single family and townhome lots and an eighteen- hole golf course. The Monterey peninsula's residential market has been relatively stable. Due to the constraints on growth in the area imposed by growth management plans and the public's concern regarding the availability of water, management of the Fund believes that the land value of the project has not suffered from the severe declines in real estate values experienced in other areas of California. In the future, management believes the residential market should experience gradual growth as the demand for housing increases and the overall economy improves. There can, however, be no assurance of such growth. The Fund has begun to explore various strategies for realizing its carrying value of the property.

      The VST/VMIF Oakridge Partnership owns a 211-acre parcel of land located
in Hollywood and Dania, Florida.   The Fund owns a 50% interest in this
partnership which is accounted for on the equity method. The remaining 50% is owned by Banyan Short Term Income Trust. As of September 30, 1995, the Partnership carried its 50% interest at $1,151,139. Over the past several years, the Fund has worked to complete entitlement of the property and will be marketing it for sale. Of the 211 acres, approximately 206 acres of the property are currently under contract for a gross sales price of approximately $6,000,000. The Partnership is also engaged in discussions with potential purchasers of the remaining 5-acre retail parcel at the Oakridge site.

      950 L'Enfant Plaza is an office building in Washington D.C. with 232,000 square feet of rentable space. The building is an eight story office building with two parking levels located in a four-building complex called L'Enfant Plaza. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. On November 19, 1991 the Fund entered into an agreement with the senior lender on a loan collateralized by the 950 L'Enfant Plaza Property. The Fund received $250,000 in cash upon signing this agreement and is entitled to 2.5% of monthly cash flow from operation of the property, which provided approximately $28,000 and $122,000 in cash flow to the Fund for the nine months ended 1995 and 1994, respectively. The $94,000 decrease and current interruption in cash flow is due to the termination of the lease with the building's tenant while retenanting of the building is under way. The Fund is also entitled to receive 4% of the gross sales proceeds of the property upon sale. The Fund has no other ownership interest in this property and is not entitled to participate in the decisions of management in respect to the property.


OTHER INFORMATION

      On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its election to be treated as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property. For the year ended December 31, 1994, the Fund had elected to be treated as a REIT under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.




LITIGATION

      On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al 95 CH 8456 (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation are as follows: (a) Monterey County Partners, a partnership which itself is a partner of the Fund's subsidiary, BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owns the Bishop Ranch project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own 100% of the common stock of VMS Laguna Seca, Inc., the general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners and (c) VMTGZ Mortgage Investors, L.P.II, the principal beneficiary of Investors Liquidating Trust which has been alleged to be the Limited Partner in the VMS Laguna Seca Limited Partnership.

      The defendants in the case, in addition to the Ownership Partnership, are: (a) Leonard G. Levine, President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement.

      The complaint as to the Fund seeks: (I) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners; (II)

Declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (III) Avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (IV) an accounting and (V) a constructive trust to be created for the benefit of one of the plaintiffs. The complaint also seeks separate relief against Mr. Levine and Banyan Management Corp.

      In lieu of an answer to the complaint, the Fund has caused to be filed motions, supported by briefs. Responses to those motions will be filed on November 10, 1995. A hearing has not been scheduled. Both parties have served and answered initial discovery requests.

      The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois litigation.

      On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. V. BMIF Monterey County Limited Partnership, et al., Case No. 105280 (the "California Litigation").

      The plaintiff entity, which is a partner with the Fund's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF Monterey County Limited Partnership, which owns the Bishop Ranch property (the "Ownership Partnership") has filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens, Waterfall, Vintiadis & Co. ("MWV") loan, which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Bishop Ranch property.

      The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under the guaranty, (ii) to quiet title to the Bishop Ranch project, declaring null and void the interest of the various defendant lenders which arises under the Deed of Trust and (iii) an award of attorneys' fees and costs.

      None of the defendants has yet answered the complaint. The Fund believes this action is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California litigation.


                                    PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995 for which this report is filed.




                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN MORTGAGE INVESTMENT FUND



By:  /s/   Leonard G. Levine                          Date:  November 14, 1995
     Leonard G. Levine, President




By:  /s/   Joel L. Teglia                             Date:  November 14, 1995
     Joel L. Teglia, Vice President and
     Chief Financial and Accounting Officer