Form 10-K405
period 1995-12-31
BANYAN MORTGAGE INVESTMENT FUND
filed 1996-04-15
CIK 822829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to         .

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
Shares of Common Stock                     New York Stock Exchange
                                           Chicago Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X .   NO    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock outstanding as of April 8, 1996: 39,822,304. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was $18,554,903.


                      DOCUMENTS INCORPORATED BY REFERENCE


                     See Exhibit index located on page 36

                               TABLE OF CONTENTS


                                     PART I
ITEM 1.   BUSINESS.......................................................  1
ITEM 2.   PROPERTIES.....................................................  4
ITEM 3.   LEGAL PROCEEDINGS..............................................  5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  7

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER
          MATTERS........................................................  8
ITEM 6.   SELECTED FINANCIAL DATA........................................  9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................... 13
ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... 27
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................... 27

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 28
ITEM 11.  EXECUTIVE COMPENSATION......................................... 30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................... 34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 34

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K............................................................ 36
SIGNATURES............................................................... 37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OPERATIONS

     The Registrant, Banyan Mortgage Investment Fund (the "Fund"), is a Delaware corporation. The Fund was originally established to invest primarily in (i) short-term loans, junior mortgage loans, wraparound mortgage loans and first mortgage loans on income-producing properties and (ii) construction loans, pre-development loans and land loans. In response to defaults on loans made by the Fund to its borrowers, in February 1990, the Fund suspended making new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where it has foreclosed upon or taken title, directly or indirectly to the collateral. The Fund also suspended distributions to stockholders.

     The Fund owns interests in an office building and five undeveloped or partially developed parcels of land aggregating approximately 5,600 acres.
In particular, the Fund effectively owns 100% of the Southbridge, Wayside, Charles County and Bishop Ranch projects since the remaining limited partnership interests in the projects are subordinated to a specific return on investment to the Fund. Based on current financial projections, proceeds to be generated from the projects will likely be insufficient to meet the total prioritized return due to the Fund. Therefore, since such limited partners have made no investment in the respective partnerships, have no control over the operations of the partnerships and are not obligated to fund losses in excess of their investment, their minority interests have been accorded no value in the Fund's financial statements. The Fund believes that the value of these assets can be enhanced through a combination of: (i) prudent management,
(ii) enhancement of entitlements and zoning applicable to the undeveloped land,
(iii) completing infrastructure improvements and developing lots for sale to builders. A substantial portion of the Funds assets, measured by the carrying value, is comprised of interests in large tracts of undeveloped land in metropolitan Washington D.C. and Northern California all of which are in various stages of the entitlement process. The Fund believes that the market for the sale of large tracts of undeveloped land is currently limited. Consequently, the Fund has attempted to enhance the value of these parcels by modifying their zoning and entitlements. With respect to the Fund's operating property, 120 S. Spalding, in early 1995 a tenant occupying approximately two-thirds of the building's leasable space vacated the property. Subsequent to December 31, 1995 the Fund entered into a contract with an unaffiliated third party to sell 120 S. Spalding for $7,450,000. The sale of 120 S. Spalding is scheduled to close on April 19, 1996.

     The success of the Fund's business strategy is significantly influenced by the level of its capital and the ability to raise additional capital when needed. In October 1994 the Fund completed a refinancing of its long term debt in the amount of $20,500,000 with a group of lenders for which Morgen, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan"). In addition, the Fund restructured its mortgage loan obligation on its Wayside Village project with Societe Generale ("SoGen") in the principal amount of $7,000,000 ("Modified Loan"). The renegotiated loan obligation with SoGen also provided for a Revolving Loan Facility ("Revolving Loan"), in the amount of $2,000,000, which was to fund additional infrastructure improvements at Wayside Village. At the closing of the Morgens Loan, approximately $12,400,000 of the loan proceeds were either utilized or designated for the repayment of the Fund's then current outstanding debt obligations. The remaining $8,100,000 of Morgens Loan proceeds was utilized to pay loan closing costs, general operating expenses and zoning and development costs on the Fund's land parcels. In August and September of 1995 the Fund submitted several draw requests to SoGen under the Revolving Loan. SoGen declined to disburse cash proceeds to the Fund under the Revolving Loan agreement. It was the opinion of SoGen that the development costs as submitted pursuant to the Fund's draw requests did not qualify as fundable costs defined under the Revolving Loan. It is the Fund's position that all development costs as submitted qualified as "fundable costs" and the Fund was in complete compliance with the Revolving Loan agreement. As a result of SoGen's refusal to honor the Revolving Loan agreement, the Fund did not make its principal and interest payment due October 1, 1995 on its Modified Loan. On November 3, 1995, SoGen notified the Fund of its decision to cancel the Revolving Loan and to accelerate and demand repayment of the balance of its outstanding Modified Loan. In light of the SoGen actions, which the Fund believes delayed the development and sale of finished lots at Wayside Village and the continued general cash demands of the Fund's other land parcels, the cash proceeds from the loan refinancings proved to be insufficient to meet the Fund's capital needs for the continued implementation of its business plan. These delays also required the Fund to incur additional holding costs which were not originally anticipated when the refinancings were negotiated. As a result, the Fund was unable to complete various infrastructure improvements at its Wayside Village and Chapman's Landing projects which the Fund believes impeded its ability to realize approximately $7,000,000 in lot sales revenues as originally projected for the year ended December 31, 1995.

     During 1995, the Fund has continued its efforts to enhance its liquidity position through the attempted sale of the 120 S. Spalding property and smaller ancillary land parcels extraneous to the overall development plan of the Fund's undeveloped land parcels. However, cash proceeds generated from the sale of 120 S. Spalding or other smaller land parcels will be insufficient to provide the Fund with the cash proceeds necessary for the continued implementation of its business plan. Therefore, effective as of April 12, 1996, the Fund entered into an Agreement and Plan of Merger (the "Merger Agreement") with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned affiliate RGI U.S. Holdings, Inc., ("RGI U.S." or collectively "RGI"). The Fund entered into the Merger Agreement with RGI in order to provide the Fund with cash liquidity and capital resources necessary to proceed with the implementation of its business plan. Under the Merger Agreement, RGI Holdings will invest $3,500,000 to acquire 7,466,666 shares or approximately 16% of the Fund's outstanding common stock, and will purchase the Morgens Loan and SoGen Loan from the holders thereof. RGI Holdings has agreed that prior to December 31, 1996 it will not accelerate the Morgens Loan or SoGen Loan or foreclose on any collateral for the Morgens Loan or SoGen Loan based upon (i) any events of default occurring before May 15, 1996; or (ii) any non-monetary defaults occurring after May 15, 1996 but before the merger or the termination of the Merger Agreement; or (iii) as a result of the execution of the Merger Agreement. Subject to the approval of the Fund's stockholders, RGI U.S. will be merged with and into the Fund with all of the outstanding shares of RGI U.S. being converted into 151,445,333 shares of the Fund's common stock. RGI U.S. owns a shopping center in Lynnwood, Washington and two development properties in Vero Beach, Florida. If the merger is approved, RGI Holdings will own approximately 80% of the Fund's outstanding shares of common stock. The Fund anticipates seeking a vote on this merger at its annual meeting which is not expected to occur until late summer or early fall 1996 after the Fund makes the necessary regulatory filings associated with the proposed merger.

OTHER INFORMATION

     The Fund's real property investments are subject to competition regarding the size and location of similar types of properties in the vicinities in which they are located. See Item 2, "Properties" for a description of the Fund's real property investments. The business of the Fund is not seasonal and the Fund does no foreign or export business. The Fund has no real property investments located outside of the United States. The Fund does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Fund's business taken as a whole.

     The Fund has four employees each of whom serve as executive officers.

     The Fund reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1995, the Fund did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any expenditures for environmental control facilities for the year ended December 31, 1996.

     The Fund elected to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860 during the fiscal years ended December 31, 1993 and 1994. On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke the tax election to be treated as a REIT under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable it to develop its tracts of undeveloped land and to avoid the adverse tax effect of being deemed a dealer of real property. Pursuant to the revocation of tax election 856(c)1, the Fund will be taxed as a "C" corporation for the year ended December 31, 1995.

ITEM 2. PROPERTIES

     As of December 31, 1995, the Fund owned interests in seven properties. Below is a brief description of property interests owned by the Fund:



Name, Type and Location                  Date
of Property                  Size      Acquired  Description
120 S. Spalding Building    65,500      8/6/90   Fee ownership of land and improvements
Medical Office Building     sq. ft.
Beverly Hills, CA           g.l.a.

Chapman's Landing         2,230 acres   3/5/91   a 51% interest in a general
Land Parcel                                      partnership which provides for
Charles County, MD                               prioritized return of investment

Southbridge               2,048 acres  5/16/91   a 51% interest in a general
Land Parcel                                      partnership which provides for a
Prince William                                   prioritized return of investment
County, VA

Wayside                    506 acres   5/16/91   a 51% interest in a general
Land Parcel                                      partnership which provides for a
Prince William                                   prioritized return of investment
County, VA

Bishop Ranch               565 acres    9/4/91   a 50% interest in a limited
Land Parcel                                      partnership which provides for a
Monterey County, CA                              prioritized return of investment

Oakridge Golf Club         210 acres    3/6/91   a 50% interest in a general partnership
Land Parcel
Dania, FL

Rancho Malibu              274 acres    7/1/92   a 1.4% limited partnership interest in
Land Parcel                                      a limited partnership
Los Angeles County, CA

     The Fund also owns a small "carried interest" in 950 L'Enfant Plaza an eight story office building located in Washington, D.C. with two parking levels located in a four-building complex with 232,000 square feet of rentable space. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. The Fund is entitled to 2.5% of monthly cash flow from operations of the property and 4% of the gross sales proceeds of the property upon sale. The Fund is not entitled to participate in the decisions of management in respect to the property.

     The following summarizes 1995 and 1994 occupancy levels by quarter for 120
S. Spalding:


               1995                                      1994
at 12/31  at 9/30  at 6/30  at 3/31       at 12/31  at 9/30  at 6/30  at 3/31
  27%       27%      27%      27%           92%       92%     100%     100%

ITEM 3. LEGAL PROCEEDINGS

     On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation are as follows: (a) Monterey County Partners, a partnership which itself is a partner of the Fund's subsidiary, BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owns the Bishop Ranch project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners and the 99% limited partnership interest in VMS Laguna Seca Limited Partnership and (c) VMTGZ Mortgage Investors, L.P.II, the principal beneficiary of Investors Liquidating Trust.

     Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement. Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation.

     The complaint seeks: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Count I of the complaint, seeking the removal of BMIF Monterey County Corp. as general partner and the replacement with Kimball Small Residential Properties, Inc. has been stricken on the Fund's motion. An amended Count I eliminates the request that Kimball Small Residential Properties, Inc. be named as the replacement general partner.

     The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. The Counterclaim seeks a dissolution of the Ownership Partnership and a wind-up of its affairs and monetary damages against Monterey County Partners. The Counterclaim and Third Party Complaint seek monetary damages against Kimball Small Management and Kimball Small Residential Properties, Inc., which were associated with Monterey County Partners. All parties have served and answered initial discovery requests and are presently producing documents.

     The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend the Illinois Litigation and to prosecute the Counterclaim and the Third Party Complaint. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois Litigation.

     On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al., (the "California Litigation").

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

     The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under the MWV guaranty, (ii) to quiet title to the Bishop Ranch project, declaring null and void the interest of the various defendant lenders which arises under the Deed of Trust and (iii) an award of attorneys' fees and costs.

     A motion to stay the California case, made by all defendants, was heard and denied without prejudice on January 5, 1996. Subsequently, on March 8, 1996, the court held a hearing on several motions to dismiss filed by all defendants. The California Court encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. The court gave the parties until April 19, 1996 to report to the court on the progress of such an agreement. The parties appeared before the Illinois Court on April 3, 1996, upon the defendants' motion, to request the Court to impose a discovery and trial schedule. The Illinois Court ordered that if the parties conclude discovery by September 13, 1996, a trial date would be set in September or shortly thereafter.

     None of the defendants has yet answered the California complaint. The Fund believes that the California Litigation is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California Litigation.

     In a related but separate action entitled BMIF Monterey County Limited Partnership v. Lombardo et. al., Superior Court of California, Monterey County, the Ownership Partnership seeks a writ of possession against Anthony Lombardo, a local attorney, who, the Ownership Partnership contends, formerly represented it and who is therefore in possession of documents belonging to the Ownership Partnership. The trial court denied the plaintiff's application for a writ of possession and Lombardo has counterclaimed alleging abuse of process. The Ownership Partnership has filed motions to dismiss the counterclaim. A hearing on the motions to dismiss has been scheduled for May 10, 1996.

     The Registrant is not aware of any other material pending legal proceedings as of April 8, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund did not submit any matter to a vote of its security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Although the Fund's shares of common stock are listed on both the New York Stock Exchange and the Chicago Stock Exchange, they trade principally on the New York Stock Exchange under the symbol "VMG". The range of high and low share prices as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 1995 and 1994 are as follows:



                                 Share Price
Quarter                      1995            1994
 3/31         High          $0.687          $1.250
              Low           $0.375          $0.938
 6/30         High          $0.750          $0.938
              Low           $0.625          $0.625
 9/30         High          $0.687          $0.938
              Low           $0.437          $0.688
 12/31        High          $0.500          $0.875
              Low           $0.375          $0.500

     As a result of the defaults by borrowers on the Fund's mortgage loans and the resultant effect on the Fund's cash flow as well as capital needed to hold and maximize the long-term value of the Fund's assets acquired through foreclosure or deeds in lieu of foreclosure, no distributions were declared by the Fund during the years ended December 31, 1995 and 1994. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

     The Fund's ability to make future distributions to its stockholders is dependent upon, among other things: (i) the Fund's ability to complete the Agreement and Plan of Merger with RGI; (ii) the Fund's ability to consummate the sale of 120 S. Spalding; (iii) the Fund's ability to control operating/development expenses; (iv) the Fund's ability to consummate the sales of finished lots at its development projects; (v) complete the sale of other undeveloped ancillary land parcels and (vi) the general improvement of conditions in the real estate markets where the Fund's properties are located. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

     At April 8, 1996, there were 10,374 record holders of the Fund's shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                     For the Year Ended December 31,

                                1995            1994            1993            1992           1991

Cash and Cash
Equivalents             $    316,012    $  8,040,629    $  3,750,553    $  2,605,685   $  4,167,997
Investment in Real      ============   =============   =============   =============   ============
Estate (1)              $103,428,617    $110,493,745    $127,562,429    $127,100,840   $177,203,644
                        ============   =============   =============   =============   ============
Properties Owned at
December 31                        5               5               8              10             15
                        ============   =============   =============   =============   ============
Total Assets            $109,133,514    $124,667,926    $136,227,364    $135,816,276   $201,583,955
                        ============   =============   =============   =============   ============
Mortgage Loans
Payable                 $ 33,625,737    $ 31,932,645    $ 33,307,035    $ 35,472,262   $ 79,392,447
                        ============   =============   =============   =============   ============
Total Income            $  1,399,918    $  3,600,930    $  4,975,764    $  5,184,375   $ 12,303,971
                        ============   =============   =============   =============   ============
(Recovery of)
Provision for Losses
on Mortgage Loans,
Notes, and Interest
Receivable and Class
Action Settlement
Costs and Expenses      $   (906,629)   $ (1,095,800)   $ (7,916,073)   $    178,000   $    723,513
Provision for Losses    ============   =============   =============   =============   ============
on Investment
Properties              $ 12,900,000    $  9,000,000    $  4,650,000    $  1,900,000   $ 11,567,252
                        ============   =============   =============   =============   ============
Income (Loss) Before
Extraordinary Item      $(18,544,207)   $(12,096,171)   $  1,139,858    $ (5,603,869)  $(21,030,711)
                        ============   =============   =============   =============   ============
Net Income (Loss)       $(18,544,207)   $ (9,282,279)   $  1,139,858    $ (5,603,869)  $(21,030,711)
                        ============   =============   =============   =============   ============

                                                  For the Year Ended December 31
                                1995            1994            1993            1992           1991
Income (Loss) Per
Share of Common
Stock Before
Extraordinary
Item                    $      (0.47)  $       (0.30)  $        0.03   $       (0.14)  $      (0.53)
                        ============   =============   =============   =============   ============

Net Income (Loss) Per
Share of Common
Stock (2)               $      (0.47)  $       (0.23)  $        0.03   $       (0.14)  $      (0.53)
                        ============   =============   =============   =============   ============

(1) Represents the carrying amount of the Fund's Investment in Real Estate less accumulated depreciation and valuation adjustments for losses on investment properties.

(2) For the year ended December 31, 1995, a weighted average number of shares (39,770,637) was used for calculating Net Income (Loss) Per Share due to the issuance of 79,909 shares of common stock during the third quarter of 1995. For the year ended December 31, 1994, a weighted average number of shares (39,724,995) was used for calculating Net Income (Loss) Per Share due to the issuance of a total of 53,101 shares of common stock during the second quarter of 1994. The shares outstanding for 1993 are 39,689,294. For the year ended December 31, 1992 a weighted average number of shares (39,690,132) was used for calculating Net Income (Loss) Per Share of Common Stock due to the acquisition of 20,100 Shares of Common Stock by the Fund on January 16, 1992 which are being treated as treasury stock for financial statement presentation. The shares outstanding for 1991 are 39,709,394.

QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.


                                                                   Three Months Ended
1995                                              March 31       June 30    September 30    December 31

Total Income                                   $   617,371   $   325,174     $   231,503   $    225,870

Recovery of Losses on Mortgage
Loans, Notes, Interest
Receivable and Class Action Settlement
Costs and Expenses                                 495,591           ---             ---        411,038

Provision for Losses on Investment
in Real Estate (1)                                     ---           ---             ---    (12,900,000)

Operating Expenses                              (2,015,086)   (1,995,161)     (1,834,234)    (1,897,147)

Loss From Operations
of Real Estate Venture                             (43,629)      (47,087)        (67,645)       (55,155)

Gain (Loss) on Disposition of
Real Estate                                          1,017         6,541          (3,168)           ---
                                               -----------   -----------    ------------   ------------
Net Loss (2)                                   $  (944,736)  $(1,710,533)    $(1,673,544)  $(14,215,394)
                                               ===========   ===========    ============   ============
Net Loss Per Share of Common
Stock (2)                                      $     (0.02)  $     (0.04)    $     (0.04)  $      (0.36)
                                               ===========   ===========    ============   ============



                                                                        Three Months Ended
1994                                                  March 31       June 30    September 30    December 31
Total Income                                       $ 1,213,720   $   972,571     $   688,699   $    725,940

Recovery of Losses on Mortgage
Loans, Notes, and Interest
Receivable and Class Action Settlement Costs           796,985           ---             ---        298,815

Provision for Losses on Investment
in Real Estate (1)                                         ---           ---             ---     (9,000,000)

Operating Expenses                                  (2,151,917)   (2,361,020)     (1,541,806)    (1,810,863)

Income (Loss) From Operations
of Real Estate Venture                                 (50,202)     (163,596)        717,948        (62,059)

Arbitration Award                                          ---    (3,768,743)        518,743            ---

Gain (Loss) on Disposition of
Real Estate                                            (35,423)    2,864,083         226,264       (174,310)
                                                   -----------   -----------    ------------   ------------
Income (Loss) Before Extraordinary
Item                                                  (226,837)   (2,456,705)        609,848    (10,022,477)

Forgiveness of Debt                                        ---           ---             ---      2,813,892
                                                   -----------   -----------    ------------   ------------

Net Income (Loss) (3)                              $  (226,837)  $(2,456,705)    $   609,848   $ (7,208,585)
                                                   ===========   ===========    ============   ============

Income (Loss) Per Share of Common Stock            $     (0.01)  $     (0.06)    $      0.02   $      (0.25)
Before Extraordinary Item                          ===========   ===========    ============   ============

Net Income (Loss) Per Share of Common Stock(3)     $     (0.01)  $     (0.06)    $      0.02   $      (0.18)
                                                   ===========   ===========    ============   ============

(1) During the quarters ended December 31, 1995 and 1994, the Fund recorded an additional provision for losses on investment properties of $12,900,000 and $9,000,000, respectively.

(2) For the first and second quarters of 1995, Net Income (Loss) per share is computed using 39,742,395 shares then outstanding. On August 25, 1995, the Fund issued 79,909 shares of common stock to Leonard G. Levine, its President, according to his employment agreement. Accordingly, Net Income
     (Loss) per share is computed using 39,774,532 shares representing the weighted average number of shares outstanding during the third quarter. For the fourth quarter of 1995, 39,822,304 shares were used to compute Net Income (Loss) per share.

(3) For the first quarter of 1994, Net Income (Loss) per share is computed using the 39,689,294 shares then outstanding. On April 29, 1994, the Fund issued 50,437 shares of its common stock to Leonard G. Levine, its President, according to the terms of his employment agreement and 2,664 shares of its common stock on May 31, 1994 in connection with the exercise of certain vested options granted to certain officers of the Fund and employees of Banyan Management Corp. pursuant to the Executive and Directors Stock Option Grant Plan approved by the Fund's shareholders in June of 1993. Accordingly, Net Income (Loss) per share is computed using 39,725,119 shares representing the weighted average number of shares outstanding during the second quarter. There were 39,742,395 shares outstanding during the third and fourth quarters of 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Banyan Mortgage Investment Fund (the "Fund") was originally established to invest primarily in (i) short-term loans, junior mortgage loans, wraparound mortgage loans and first mortgage loans on income-producing properties and (ii) construction loans, pre-development loans and land loans. In response to defaults on loans made by the Fund to its borrowers, in February 1990, the Fund suspended making new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where it has foreclosed upon or taken title, directly or indirectly to the collateral. The Fund also suspended distributions to stockholders.

     The Fund owns interests in an office building and five undeveloped or partially developed parcels of land aggregating approximately 5,600 acres. In particular, the Fund effectively owns 100% of the Southbridge, Wayside, Charles County and Bishop Ranch projects since the remaining limited partnership interests in the projects are subordinated to a specific return on investment to the Fund. Based on current financial projections, proceeds to be generated from the projects will likely be insufficient to meet the total prioritized return due to the Fund. Therefore, since such limited partners have made no investment in the respective partnerships, have no control over the operations of the partnerships and are not obligated to fund losses in excess of their investment, their minority interests have been accorded no value in the Fund's financial statements. The Fund believes that the value of these assets can be enhanced through some combination of: (i) prudent management, (ii) enhancement
of entitlements and zoning applicable to the undeveloped land; and   (iii)
completing infrastructure improvements and developing lots for sale to builders. A substantial portion of the Fund's assets, measured by the carrying value, is comprised of interests in large tracts of undeveloped land in metropolitan Washington D.C. and Northern California all of which are in various stages of the entitlement process. The Fund believes that long-term shareholder value will be maximized by completing the entitlements and various infrastructure improvements at the Wayside Village, Southbridge, Chapman's Landing and Bishop Ranch properties which could make each of these properties more marketable. As of December 31, 1995, the Fund's cash position and financing capabilities were insufficient to proceed with the entitlement and development of its assets. The Fund is currently working to enhance its cash and liquidity position through the sale of the 120 S. Spalding property and smaller ancillary land parcels extraneous to the overall development plan of its undeveloped land parcels. The Fund has also entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 12, 1996 with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned affiliate, RGI U.S. Holdings, Inc., ("RGI U.S." or collectively "RGI"). The Fund entered into the Merger Agreement with RGI in order to provide the Fund with cash liquidity and capital resources necessary to proceed with the implementation of its business plan.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1995 and December 31, 1994 was $316,012 and $8,040,629, respectively. This decrease in cash and cash equivalents is due primarily to the payment of approximately $8,500,000 of expenses and capitalized items related to the Chapman's Landing, Southbridge, Wayside Village and Bishop Ranch properties, the payoff of approximately $1,041,000 of the Wayside Village and Southbridge mortgage loan principal, the payment of approximately $842,000 of interest on the Morgens Loan, the purchase of approximately $55,000 of land and the payment of the Fund's operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Partially offsetting the decreases in cash was the receipt of $1,028,539 of net proceeds from the Wayside Village lot sales, the receipt of $981,950 of distributions from the Fund's interests in the liquidating trusts established for the benefit of the unsecured creditors of VMS, approximately $254,000 of interest earned on cash and cash equivalents and income from property operating activities.

     Management has taken a number of steps to enhance the Fund's working capital position. Over the past several years, the Fund's liquidity has been provided by cash generated from the operations of the Fund's existing operating properties which currently consist solely of 120 S. Spalding (scheduled to be sold on April 19, 1996 for $7,450,000), interest on short term investments, cash proceeds from property sales, interim financing, and cash distributions received from the liquidating trusts. Historically, these sources have not produced the working capital necessary to meet the requirements for both development and entitlement costs related to the Fund's development properties and the Fund's operating costs.

        On October 17, 1994, the Fund executed a Credit Agreement with a group of lenders for which Morgens, Waterfall, Vintiadis & Co. Inc. served as agent in the amount of $20,500,000. The Fund was obligated to make quarterly interest payments in arrears at an annual rate of 17.5% as well as certain payments, which were applied to repay Morgens Loan interest, based on 50% of the net cash flow generated by its wholly owned subsidiaries. For the year ended December 31, 1995, the Fund made cash flow payments of $841,548 which were treated as payments of deferred interest. From October 17, 1994 until September 30, 1995, the Fund elected to defer interest due on the Morgens Loan, other than the cash flow payments, which were added to the outstanding principal balance of the loan. As of December 31, 1995, the principal balance outstanding, including capitalized interest through September 30, 1995, was $23,233,737. The Morgens Loan is collateralized by first mortgages on the 120
S. Spalding, Chapman's Landing and Bishop Ranch properties and portions of the Southbridge property, as well as pledges of the common stock and partnership interests of the Fund's subsidiaries, the Fund's accounts receivable, bank accounts and all other tangible and intangible personal property.

     The Fund utilized the net proceeds of the Morgens Loan to repay outstanding loans collateralized by first mortgages on the Chapman's Landing and Bishop Ranch properties in the amount of $1,130,853 and $1,959,409, respectively, and $3,250,000 to fund its obligation arising from Buckeye arbitration. The Fund also paid a total of $4,323,630 from the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Morgens Loan proceeds to Chase Manhattan Bank ("Chase"), in exchange for Chase's full release of its 50% interest in the $14,069,462 outstanding loan collateralized by a first mortgage on the Wayside Village property and portions of the Southbridge property (the "Original Wayside Loan"). The payment to Chase consisted of a partial principal payment of $4,220,839, which represented Chase's $7,034,731 principal portion of the Original Wayside Loan, less a 40% discount, and accrued interest of $102,791. Simultaneously, the Fund and Societe Generale ("SoGen") agreed to modify the terms of SoGen's $7,034,731 principal portion of the Original Wayside Loan (the "Amended Wayside Loan"). The terms of the loan modification agreement (the "Amended Agreement") extended the maturity date of the Amended Wayside Loan to December 31, 1997 and provided for monthly interest payments, in arrears, at an interest rate of prime plus 200 basis points. The Fund and SoGen also agreed upon a $2,000,000 revolving credit line (the "Revolving Loan") to fund specific development costs associated with lot sales contracts for the Wayside Village property. The terms of the Revolving Loan provide for monthly interest payments in arrears at an interest rate of prime plus 300 basis points. The Amended and Revolving Wayside Loans require principal to be repaid as lots are sold, based on specified release prices, and are cross-collateralized and cross-defaulted. Pursuant to the SoGen transactions, the Fund paid $34,731 to reduce the outstanding Amended Wayside Loan principal to $7,000,000. The Fund also paid accrued interest of $102,791, loan fees of $95,000 and other fees and expenses totalling approximately $188,500 from the Loan proceeds, including $126,500 escrowed for future real estate taxes on Wayside Village.

     In August and September of 1995 the Fund submitted several draw requests to SoGen under the Revolving Loan. SoGen declined to disburse cash proceeds to the Fund under the Revolving Loan agreement. It was the opinion of SoGen that the development costs as submitted pursuant to the Fund's draw requests did not qualify as fundable costs defined under the Revolving Loan.
It is the Fund's position that all development costs as submitted qualified as "fundable costs" and were in complete compliance with the Revolving
Loan agreement. As a result of SoGen's refusal to honor the Revolving Loan agreement, the Fund did not make its principal and interest payment due October 1, 1995 on its Amended Wayside Loan. On November 3, 1995, SoGen declared a default under the Amended Wayside Loan. As a result of the default, SoGen has demanded immediate repayment of all sums due under the loan, amounting to approximately $6,600,000 which includes the outstanding principal balance of $6,360,000. In addition, SoGen separately cancelled the Revolving Loan. The Fund had not drawn any monies to date under the Revolving Loan. On March 23, 1996 SoGen gave the Fund notice of a foreclosure sale which was scheduled for April 10, 1996. On April 5, 1996 SoGen agreed to postpone the sale to a date not earlier than May 20, 1996 in exchange for which the Fund paid SoGen $25,000.

     It is the Fund's contention that a limited number of lots were developed at Wayside Village during the past construction season due, in large part, to a seven-month delay in obtaining SoGen's consent to a subordination agreement among the Fund, a home builder and SoGen, causing the Fund to seek deferral of the mandatory principal payments due and to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

become due during the remaining nine months of 1996. The Fund has also been unsuccessful in its efforts to obtain a draw under the Revolving Loan as discussed above, despite the Fund's interpretations of the Revolving Loan agreement and submission of what the Fund believes are appropriate draw requests and documentation to SoGen. The Fund has expended $3,270,000 in infrastructure improvements and other costs during the last year as a condition precedent to such funding requests. As a result of these delays and SoGen's refusal to honor the Revolving Loan agreement, the Fund was unable to complete various infrastructure improvements at its Wayside Village project which impeded the Fund's ability to realize approximately $7,000,000 in lot sales revenues as originally projected for the year ended December 31, 1995.

        The default and acceleration of the SoGen Loan constitutes a default under the Morgens Loan. In addition, the Fund has not made the January 1, 1996 and April 1, 1996 interest payments of approximately $1,025,000 and approximately $1,014,000, respectively, due under the Morgens Loan. Morgens has indicated that it does not presently intend to accelerate repayment of its loan as a result of the default under the SoGen Loan or by reason of the failure by the Fund to make either the January 1, 1996 or April 1, 1996 interest payment due under the Morgens Loan agreement. Morgens has notified the Fund that this nonpayment of interest constitutes an Event of Default under the Credit Agreement. Morgens has entered into an agreement to sell the Morgens Loan to RGI Holdings, Inc. provided that the warrants issued to the lenders of the Morgens Loan by the Fund will be cancelled by the Fund as part of this sale.
In addition, the Fund anticipates entering into an agreement with RGI Holdings modifying the terms of the Morgens Loan to provide the Fund with additional flexibility in implementing its business plan.

        During 1995, the Fund has continued its efforts to enhance its liquidity position through the sale of the 120 S. Spalding property and smaller ancillary land parcels extraneous to the overall development plan of its undeveloped land parcels. Subsequent to December 31, 1995 the Fund entered into a contract with an unaffiliated third party to sell 120 S. Spalding for $7,450,000. The sale of 120 S. Spalding is scheduled to occur on April 19, 1996. The cash proceeds received from the sale of 120 S. Spalding will be redeployed to continue with the entitlement and development of the Fund's land parcels as discussed above and to pay interest and restructure its long term debt. However, cash proceeds generated from the sale of 120 S. Spalding and the smaller land parcels will be insufficient to provide the Fund with the cash proceeds necessary for the continued implementation of its business plan. Therefore, effective as of April 12, 1996, the Fund entered into an Agreement and Plan of Merger (the "Merger Agreement") with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned affiliate RGI U.S. Holdings Inc., ("RGI U.S." or collectively "RGI"). The Fund entered into the Merger Agreement with RGI in order to provide the Fund with cash liquidity and capital resources necessary to proceed with the implementation of its business plan. Under the Merger Agreement, RGI Holdings will invest $3,500,000 to acquire 7,466,666 shares or approximately 16% of the Fund's outstanding common stock, and will purchase the Morgens Loan and SoGen Loan from the holders thereof. RGI Holdings has agreed that prior to December 31, 1996 it will not accelerate the Morgens Loan or SoGen Loan or foreclose on any collateral for the Morgens Loan or SoGen Loan based upon (i) any events of default occurring before May 15, 1996; or (ii) any non-monetary defaults occurring after May 15, 1996 but before the merger or the termination of the Merger Agreement; or (iii) as a result of the execution of the Merger Agreement. Subject to the approval of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fund's stockholders, RGI U.S. will be merged with and into the Fund with all of the outstanding shares of RGI U.S. being converted to 151,445,333 shares of the Fund's common stock. RGI U.S. owns a shopping center in Lynnwood, Washington and two development properties in Vero Beach, Florida. If the merger is approved, RGI Holdings will own approximately 80% of the Fund's outstanding shares of common stock. The Fund anticipates seeking a vote on this merger at its annual meeting which is not expected to occur until late summer or early fall 1996 after the Fund makes the necessary regulatory filings associated with the proposed merger.

     Management of the Fund believes that its remaining cash reserves, proceeds from the sale of 120 S. Spalding, its interest in the Oakridge Venture, ancillary land parcels at its development properties and the cash proceeds and capital resources to be derived from the Agreement and Plan of Merger with RGI, will enable the Fund to execute the business plans of its real estate assets and should provide sufficient funds to meet its reasonably expected liquidity needs for the foreseeable future.

        During 1995, the Fund received cash distributions of $981,950 in respect of its interests in liquidating trusts established for the benefit of the unsecured creditors, including the Fund, of VMS Realty Partners and its affiliates ("VMS"). For the year ended December 31, 1995, the Fund has treated $906,629 of these distributions as a recovery of losses on loans, notes, interest receivable and class action settlement costs and expenses. The $906,629 net recovery recorded in 1995 represents the total $981,950 distributions received net of an estimated $75,321 due to the Class Action Settlement Fund representing the Fund's share of amounts due as required per the terms of the previously settled VMS securities litigation. During 1994 and 1993, the Fund recorded $298,815 and $7,916,073, respectively, on its Consolidated Statements of Income and Expenses as a recovery of losses on mortgage loans, notes and interest receivable in respect of distributions received from the liquidating trusts. The $298,815 net recovery realized in 1994 includes the recognition of a $350,962 distribution received net of the estimated $52,147 due to the Class Action Settlement Fund. As of December 31, 1995 the Fund owed $127,468 to the Class Action Settlement Fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

GENERAL

        Total income for the years ended December 31, 1995, 1994 and 1993 was $1,399,918, $3,600,930 and $4,975,764, respectively. Total income for the year ended December 31, 1995 decreased by $2,201,012 when compared to the same period in 1994 due primarily to the decrease in operating property income. Operating property income decreased to $1,230,028 for the year ended December 31, 1995 from $3,455,283 for the year ended December 31, 1994. This decrease is primarily attributable to the 65% decrease in occupancy and the resulting decline in rental income at the 120 S. Spalding property which occurred in March 1995. Partially offsetting this decline was a slight increase in interest income earned on cash and cash equivalents. Total income for the year ended December 31, 1994 decreased by $1,374,834 when compared to the year ended December 31, 1993. This decrease was due to a $1,481,569 decrease in operating property income. Operating property income decreased as a result of the Fund's May 26, 1994 sale of the Cascades Apartments and the corresponding decrease of approximately $1,200,000 in rental income for 1994 when compared to 1993. In addition, prior to its sale on September 23, 1994, the 9025 Wilshire Blvd. building was unoccupied for most of 1994 due to structural damage caused by the January 17, 1994 Los Angeles area earthquake which further contributed to a decrease in operating property income. During 1993, the 9025 Wilshire Boulevard property generated gross operating property income of approximately $227,000. Partially offsetting this decline in property operating revenue was an $80,987 increase in rental income at 120 S. Spalding for the year ended December 31, 1994 when compared to the year ended December 31, 1993. Interest income earned on income from cash and cash equivalents increased approximately $107,000 for the year ended December 31, 1994 when compared to 1993 due to the receipt of cash proceeds from property sales and the Morgens Loan financing which increased the amount of cash available for short term investment.

        Management reviews the properties held by the Fund on a quarterly basis utilizing current market information, including appraisals, market studies, financial projections and sales comparisons. When it has been determined, in management's opinion, that a permanent impairment in the value of a given property has occurred due to changes in market conditions and/or business strategy, the carrying value of the property is adjusted accordingly.


        Expenses from property operations for the years ended December 31, 1995, 1994 and 1993 were $15,607,077, $11,939,380 and $8,554,566, respectively.
The increase in expenses from property operations for the year ended December 31, 1995 when compared to the year ended December 31, 1994 is primarily attributable to an increase of $3,900,000 in the provision for losses on investment properties and an increase of approximately $708,000 in development property expenditures. For the year ended December 31, 1995, the Fund recorded a $6,000,000 provision for losses on investment properties in respect to its Wayside project, a $3,600,000 provision for losses on investment properties in respect to its 120 S. Spalding building and a $3,300,000 provision for losses on investment properties in respect to its Bishop Ranch Project. The provision for losses on investment properties related to the Wayside project, for the year ended December 31, 1995 results of the Fund's inability to complete lot and infrastructure improvements at the project as originally scheduled pursuant to its business plan due to a continued shortfall in cash resources as discussed below. In addition, for the year ended December 31, 1995, the Fund recorded a provision for losses on investment properties against the carrying value of its 120 S. Spalding property. The carrying value of the 120 S. Spalding property has been written down to reflect the fair market value as evidenced by a contract for sale of the property which was executed in February of 1996 and is expected to be consummated on April 19, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

It is the Fund's intent to utilize the proceeds from the sale of 120 S. Spalding to continue with the development of its development assets as discussed below. A $3,300,000 provision for losses on investment properties was recorded for Bishop Ranch during the fourth quarter of 1995. This provision was necessary due to the additional holding costs incurred on the property caused primarily by the protracted entitlement process. The increase in development property expenditures relates to costs associated with the increased sales, advertising and marketing efforts for the Wayside Village and Chapman's Landing projects. Partially offsetting these increases was the decrease in operating property expenses, repairs and maintenance, real estate taxes and depreciation expenses of approximately $916,000 for the year ended December 31, 1995 when compared to 1994. These decreases were due to the sale of the Cascades Apartments, the 9025 Wilshire Blvd. building and the Rocky Point property in the second and third quarters of 1994. Bad debt expense also decreased for 1995 by approximately $25,000 when compared to 1994 due primarily to the favorable settlement of certain outstanding receivables at the 120 S. Spalding building.

     The increase of approximately $3,385,000, in expenses from property operations for the year ended December 31, 1994 when compared to the year ended December 31, 1993 was primarily attributable to a $4,350,000 increase in the provision for losses on investment properties. In particular, for the quarter ended December 31, 1994, the Fund recognized a $9,000,000 provision for losses on investment properties compared to a $4,650,000 provision for losses on investment property recognized for the quarter ended December 31, 1993. The $9,000,000 provision for losses on investment properties consisted of a $6,000,000 provision taken on the 120 S. Spalding property and a $3,000,000 provision taken on the Wayside development.

     With respect to the Fund's operating property, 120 S. Spalding, the $6,000,000 provision for losses on investment properties was recognized by the Fund, upon notification from the building's largest tenant, which occupied two-thirds of the building, that it was relocating. In light of the engineering plans and cost projections assembled pursuant to the redevelopment business plan for 120 S. Spalding, the revised projection of market leasing rates and the interest cost on the Morgens Loan discussed above, the Fund determined that an immediate sale of the property could generate a return to shareholders that is comparable to the proceeds available after incurring redevelopment expenses given the development and leasing risk associated with refurbishing the property.

     The $3,000,000 provision for losses on investment properties regarding the Wayside development was required as a result of the Fund's inability to complete lot and infrastructure improvements at Wayside as originally scheduled due to a shortfall in cash resources. As a result, the Fund was unable to complete and sell the same volume of lots and home sites as originally projected in its business plan, thereby extending the time frame, in excess of two years, for the sell-off of the Wayside development. As a result of the delay, holding costs were increased which include interest on the Amended Wayside Loan at prime plus 200 basis points and interest on a portion of the Morgens Loan at 17.5%. At April 1, 1996, the prime rate as published in the Wall Street Journal was 8.25%. The holding costs associated with the project during 1994 were capitalized and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

added to the carrying value of the Wayside Development. The additional costs associated with holding the property, based on the revised time frame required for the disposition and sell-off of the Wayside Development, would have exceeded the projected cash recovery for the development if the provision had not been recognized.

     The $4,650,000 provision for losses on investment properties as recorded in 1993 was primarily the result of the continued decline in real estate values in the Southern California office market.

     Also contributing to the increase in expenses from property operations for the year ended December 31, 1994 when compared to 1993, was the $271,000 increase in development property expenses. These expenses reflect costs related to the Southbridge development. Effective January 1, 1994, after an interruption of progress toward active development of the Southbridge site had occurred and after the VMIF/Anden Southbridge Venture filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, the Fund made a decision not to capitalize these costs. The Bankruptcy Court confirmed the Venture's plan of reorganization on December 21, 1994. (See Property Operations for further details.) These increases in Provision for Losses on Investment Properties and the increases in development property expenses were partially offset by decreases in operating property expenses, repair and maintenance expenses and depreciation expense attributable to the sale of the Cascades Apartments and the 9025 Wilshire building during the second and third quarter of 1994 and the exclusion of its expenses for the remainder of the year ended December 31, 1994. Bad debt expense also decreased for the year ended December 31, 1994 when compared to the same period in 1993 due to the settlement of certain outstanding receivables at the 120 S. Spalding and 9025 Wilshire Blvd. buildings which took place during 1993.

     Total other expenses (recoveries) for the year ended December 31, 1995, 1994, and 1993 were $4,127,922, $3,830,426 and ($4,264,742), respectively. The
$297,496 increase in other expenses (recoveries) for the year ended December 31, 1995 when compared to 1994, was primarily due to an increase in interest expense and amortization of deferred loan, and other costs as well as a decrease in the recovery of losses on mortgage loans, notes, interest receivable and class action settlement costs and expenses. The $696,792 increase in interest expense and amortization of deferred loan and other costs is a result of the Morgens Loan completed in October of 1994. In addition, the decrease in the recovery of losses on mortgage loans, notes, interest receivable and class action settlement costs and expenses is attributable to the non-recurring receipt of $796,985 representing net proceeds from a recovery of payments previously made into an escrow established as part of the class action settlement of the VMS securities litigation on January 25, 1994. During 1994, the Fund also recorded a $298,815 recovery related to its interest in the liquidating trusts. The 1994 recovery of $1,095,800 exceeded the 1995 recovery of $906,629 of losses on mortgage loans, notes and interest receivable by approximately $189,000. The 1995 recovery related to its distributions received from the Fund's interests in the liquidating trusts as discussed above in Liquidity and Capital Resources. Partially offsetting the increase in expenses and decrease in recoveries for 1995 when compared to 1994, was a decrease in stockholder expenses, directors' fees, expenses and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

insurance, other professional fees, and general and administrative expenses. Stockholder expenses decreased by $57,939 due to Banyan Management Corp. ("BMC") personnel performing more of the responsibilities related to investor relations as apposed to outside third parties. Directors fees, expenses and insurance decreased by $96,361 due to the improved rates received for directors and officers insurance. Other professional fees decreased by $184,509 as a result of the decreased expenditures for legal costs attributable to the Buckeye arbitration which was settled in October 1994. General and administrative expenses decreased by $249,658 primarily due to a decrease in the number of hours spent by BMC personnel on Fund-related matters. In comparison, during 1994, a significant amount of time and resources were devoted to exploring various sources of financing for the Fund, resolving the Beverly Hills arbitration and negotiating of the sale of the Cascades and Rocky Point properties.

     Total other expenses (recoveries) for the year ended December 31, 1994 reflect an increase of approximately $8,095,000 when compared to 1993. The increase is primarily due to a decrease in recovery of losses on mortgage loans, notes, interest receivable and class action settlement costs and expenses. Also contributing to this increase is an increase in interest expense and amortization of deferred loan costs, stockholder expenses, other professional fees, general and administrative expenses. In 1993 the Fund recorded a $7,916,073 recovery of losses on mortgage loans, notes, interest receivable and class action settlement costs and expenses with respect to its interests and receipt of distributions from two liquidating trusts (see Liquidity and Capital Resources above and Note 6 to the Notes to Consolidated Financial Statements for further details). In 1994 the Fund recorded a recovery of $298,815 with respect to distributions received from the liquidating trusts and a recovery of $796,985 related to the recovery of net escrow proceeds attributable to the litigation captioned "In re VMS Securities Litigation". Interest expense and amortization of deferred loan costs increased by approximately $914,000 for the year ended December 31, 1994 when compared to 1993. This increase is primarily attributable to approximately $538,000 of Southbridge related interest expenses recorded during 1994 which had been capitalized in 1993. Also, during the second quarter of 1994 the Fund wrote-off approximately $484,000 of deferred loan fees in connection with the repayment of the Fund's Heller Loan obligation. In 1993, the Fund incurred $887,786 in interest expense, amortization of deferred loan, and other costs relating to the Fund's Heller Loan and $35,395 related to amortization of organizational costs. Stockholder expenses for 1994 increased when compared to 1993 due to the increased annual report and transfer service costs. Other professional fees increased for 1994 when compared to 1993 as a result of increased expenditures for legal and other consulting costs attributable to the Beverly Hills arbitration as discussed below. General and administrative expenses for 1994 increased when compared to the prior year due primarily to an increase in BMC expenses which were allocated to the Fund based on the hours spent by BMC personnel on Fund-related matters. Partially offsetting these increases, director's fees, expenses and insurance decreased slightly for 1994 when compared to 1993 due to lower directors' and officers' expenses as a result of a decrease in board meeting costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The line item "Net Loss from Operations of Real Estate Ventures" relates to the Oakridge Venture and was $213,516 and $560,347 for the years ended December 31, 1995 and 1993, respectively compared to net income of $442,091 for the year ended December 31, 1994. The 1994 net income includes the Fund's portion of a gain of $869,704 on the sale of a 60-acre portion of the Oakridge site and a $427,613 loss on operations. The $213,516, $427,613 and $560,347 loss on operations for the years ended 1995, 1994 and 1993 related primarily to the costs of zoning the property and marketing it for sale. The continuous decline in operating expenses reflects the completion of the zoning process and negotiation of several sales contracts.

     The line item entitled "Arbitration Award" appearing in 1994 and not repeated in 1995 relates to a one-time arbitration award paid by the Fund in
1994.  The Fund and Banyan Mortgage Investors L.P. II   ("BMLPII"), acting for
itself and on behalf of THSP Associates L.P. II ("THSP") (formerly Banyan Mortgage Investors L.P. III), had agreed to resolve, by means of arbitration, the issue of the amount of compensation, if any, owed by the Fund to BMLPII in consideration for BMLPII's agreement to relinquish, and take no action with respect to its interests in certain Beverly Hills, California properties commonly known as the Buckeye properties which the Fund took control of in 1990. On July 20, 1994, a panel of arbitrators awarded BMLPII approximately $3,768,000. Subsequently, a negotiated settlement was reached, and on October 17, 1994, the award was satisfied by the Fund's payment of $3,250,000.

     For the years ended December 31, 1995, 1994 and 1993, the Fund recognized gains on the disposition of real estate in the amount of $4,390, $2,880,614 and $1,014,265, respectively. See Property Operations below for additional details regarding the sale of the Fund's properties.

     For the year ended December 31, 1994, the Fund recognized a $2,813,892 extraordinary gain from the forgiveness of debt related to the refinancing of the existing debt on the Wayside development. See Property Operations below for further details.

     The above changes for the year ended December 31, 1995 and 1994 resulted in a net loss of $18,544,207 ($0.47 per share) and $9,282,279 ($0.23 per share), respectively compared to net income of $1,139,858 ($0.03 per share) in 1993.

PROPERTY OPERATIONS

     At December 31, 1995, the Fund owned an office building located at 120 S. Spalding Dr. in Beverly Hills, California which was 27% leased (92% leased as of December 31, 1994). For the year ended December 31, 1995, the 120 S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $304,000 as compared to approximately $1,700,000 for 1994. The $1,396,000 decrease is a result of the decrease in rental income attributable to the expiration of the lease of the building's largest tenant, City National Bank ("City National") which occupied two-thirds of the building. A provision for losses on investment properties in the amount of $3,600,000 and $6,000,000 was recognized by the Fund for the quarters ended December 31, 1995 and 1994, respectively with respect to the 120 S. Spalding building. With the notification from City National that it was relocating, the Fund proceeded

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

with the previously announced plan to redevelop and re-lease the space vacated by City National as medical office space along with marketing the property for sale. In light of the engineering plans and cost projections assembled pursuant to the redevelopment business plan, the revised projection of market leasing rates and interest costs on the financing of a redevelopment of property, the Fund determined that an immediate sale of the property could generate a return to shareholders that is comparable to the proceeds available after incurring redevelopment expenses given the development and leasing risk associated with refurbishing the property. The provision for loss recognized in the fourth quarters of 1995 and 1994, therefore, reflect the Fund's change in strategy to include immediate disposition of the asset. Subsequent to December 31, 1995 the Fund entered into a contract with an unaffiliated third party to sell 120 S. Spalding for $7,450,000. This sale is scheduled to close on April 19, 1996.

     In addition to the 120 S. Spalding property, the Fund also owns interests in five parcels of land (see Item 2, "Properties" for further details on ownership structure). During the year ended December 31, 1995, the Fund disbursed a net total of approximately $7,285,000, excluding mortgage loan principal repayments, for capitalized development costs and carrying costs which include approximately $1,859,000 on the Chapman's Landing property, approximately $4,195,000 on Wayside Village and approximately $1,231,000 on Bishop Ranch. The expenditures were primarily for capitalized interest, real estate taxes, land planning, engineering, site improvements and entitlement work. (See discussion below for further details).

     The Fund's other large land parcel, the Southbridge project, consists of 2,048 acres, of which, 278 acres was previously zoned for residential development. On January 5, 1993, the Prince William County Board of Supervisors approved the Cherry Hill Sector Plan for the remaining 1,770 acres of land in the project which is now entitled for 4,100 residential units and 4,200,000 square feet of commercial space. The Fund believes that this sector plan designation enhances the property's value and marketability. During 1993, the Fund entered into a series of negotiations to restructure the scheduled repayment of principal of a note in the principal amount of $4,200,000, which is collateralized by a first mortgage on a 538 acre parcel of the Southbridge property. The Fund was unable to reach an acceptable restructuring with the noteholder and therefore, on December 20, 1993, VMIF/Anden Southbridge Venture (the "Venture"), a subsidiary of the Fund which holds the Fund's ownership interest in the Southbridge property, filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the "Court") as the Debtor in Possession.

     On December 21, 1994, the Court confirmed an amended plan of reorganization as ratified by the creditors (the "Plan") submitted by the Venture. Per the terms of the Plan, all of the Venture's creditors were to be paid in full. The Plan also provided for certain modifications of the terms of three loans collateralized by first mortgages on various portions of the Southbridge project. On December 26, 1995, the Fund successfully re-negotiated the terms of the $3,700,000 Southbridge first mortgage loan. The note holder agreed to defer payment of the $250,000 principal due on December 20, 1995 until June 20, 1996. As consideration

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for the extension, the Fund agreed to pay an extension fee of $8,000 and certain other legal fees and other costs of the lender in the amount of $54,000. The lender also agreed to provide the Fund with the option to further extend the date of the December 20, 1995 principal payment until September 20, 1996, in exchange for an increase in the interest rate of the loan from 12% to 12.5%.
All other terms of the loan remain the same.

     The Fund will seek to implement its business plan for the Southbridge project which currently calls for continued land planning and marketing efforts designed to achieve sales of certain portions of the project beginning in the third quarter of 1996. The Fund contemplates selling small ancillary parcels of the site and would utilize any net sales proceeds to repay portions of outstanding debt obligations of the Fund.

     The Wayside Village property was acquired by the Fund in May of 1991. The Fund is continuing its efforts to fund site-infrastructure work so that additional finished lots can be sold to third party developers and builders. The project is currently zoned for 2,224 residential units and 280,000 square feet of commercial space. During the year ended December 31, 1995, the Fund sold 17 single family lots to a builder which generated gross sales proceeds of $1,029,830. After payment of closing costs of $1,291, real estate tax prorations of $1,162 and other costs of $14,777, the Fund received net cash proceeds of $1,029,149. The sale of the lots resulted in an aggregate net gain on disposition of real estate of $4,390. Pursuant to the refinancing of the Fund's SoGen Loan and Morgens Loan, the sale of 120 S. Spalding and the completion of the merger of the Fund if approved by the stockholders as discussed above in Liquidity and Capital, it is the intent of the Fund to continued infrastructure and site improvements at the Wayside Village property. As of December 31, 1995 there were 1,124 unfinished residential units and 280,000 square feet of commercial space available for sale under the current development Plan. The Fund's capitalized expenditures at Wayside Village have primarily been utilized for completion of engineering, lot development, capitalized interest, and real estate taxes. Once further improvements are made at Wayside Village, it is the Fund's belief that negotiation of additional sales contracts with local homebuilders and developers can be finalized. As a result of the Fund's inability to complete the necessary lot and infrastructure improvements at Wayside Village as scheduled due to a shortfall in cash resources during 1995 and 1994, the Fund chose to reduce the carrying value of the property in the amounts of $6,000,000 and $3,000,000 during the fourth quarters ended December 31, 1995 and 1994 respectively. Due to the delay in the financing in 1994 and the insufficient cash resources available in 1995 the Fund was unable to complete and sell the volume of lots and home sites as originally projected in its business plan, thereby extending the time frame, in excess of two years, for the sell-off the Wayside development. As a result of this delay, holding costs were increased which include interest on the Amended Wayside Loan at prime plus 200 basis points, and interest on a portion of the Morgens Loan at 17.5%. The prime rate as of April 1, 1996, as published in the "Wall Street Journal" was 8.25%. The holding costs associated with the project during 1994 and 1995 were capitalized and added to the carrying value of the Wayside Development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     In August 1992, the Chapman's Landing zoning and development plan was approved by Charles County and the project is now included in the overall comprehensive development plan for Charles County, Maryland. On October 11, 1994 Charles County approved zoning modifications for Chapman's Landing increasing the project's total density count to 4,600 residential units from 3,500 units and 2,000,000 square feet of commercial space from 1,000,000 square feet. During 1995, the Fund continued its efforts to secure the necessary permits to allow development of the project to commence and complete engineering work on sections of Phase I of the project. The Phase I portion of the project consists of 330 acres and is planned for development of 404 single-family homes and 172 townhomes. The Fund intends to begin work on infrastructure and site improvements on Phase I at Chapman's Landing in the third quarter of 1996 upon final refinancing of the SoGen Loan and Morgens Loan, sale of 120 S. Spalding and completion of the merger of the Fund if approved by the stockholders. As of December 31, 1995, the Fund has one executed sales contract and has two contracts pending with home developers for the sale of an aggregate of approximately 260 residential finished lots in Phase I of the Chapman's Landing development. These contracts provide for the sale of 175 townhome lots at approximately $28,000 per lot and the sale of 85 single family homes for approximately $50,000 per lot. The contracts are subject to the home developers' due diligence, feasibility studies and other performance contingencies. Also, the Fund is currently in negotiations with several other national and regional builders and developers to sell finished lots and/or development sites in Phase I of Chapman's Landing. The Fund anticipates that additional sales contracts will be finalized sometime in the first half of 1996 with sales of finished lots to builders beginning in early 1997. The Fund's expenditures at the Chapman's Landing development have primarily been for completion of zoning, engineering, capitalized interest, and real estate taxes.

     During the year ended December 31, 1995, the Fund continued to pursue modified entitlements on the Bishop Ranch property, located in Monterey County, California. On September 12, 1995 the Monterey County Board of Supervisors approved the Environmental Impact Report, Zoning and Conditional Use Permits for the Bishop Ranch property which provides for the development of 253 single family and townhome lots and an eighteen-hole golf course. Since 1991, when the Fund assumed its ownership interest in Bishop Ranch, the Fund has pursued zoning and entitlement rights for the project. The costs incurred in this process have been capitalized through December 31, 1995. Due to the protracted entitlement process and a prolonged holding period, as of December 31, 1995, these costs exceeded the Fund's most recent fair market value estimates for the property. As a result, for the quarter ended December 31, 1995, the Fund reduced the carrying value for this property by $3,300,000. Beginning January 1, 1996 no further holding and entitlement costs will be capitalized by the Fund associated with Bishop Ranch. It is management's belief that in the future, the residential market should experience gradual growth as the demand for mid-price-range housing product increases and the overall economy improves although there can be no assurance of such growth. It is the Fund's intent to begin marketing efforts on the Bishop Ranch property pursuant to an outright sale or possible joint venture development of the project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Fund also owns a 50% interest in the Oakridge joint venture (the "Venture"). The property was comprised of 270 acres of vacant land located in Hollywood and Dania, Florida which had been operated as a golf course. On September 30, 1994, the Venture sold a 60-acre residential parcel of the Oakridge site to an unaffiliated third party for $4,100,000. Subsequent to December 31, 1995, on February 5, 1996 and March 1, 1996, the Venture sold a total of 180 acres to an unaffiliated third party for approximately $4,000,000. In addition, on March 1, 1996, the Venture sold an additional 25-acre parcel of the Oakridge site to an unaffiliated third party for approximately $2,200,000. The variance in the price per acre between the three contracts is due to a difference in unit density approved for the individual parcels as well as a difference in the number of developable acres in each parcel. The February and March, 1996 sales enabled the Venture to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617.
After repayment of the mortgage loan, interest and other closing costs the Venture received net proceeds from the sales of $4,180,505 of which $2,090,253 was distributed to the Fund. The Venture is currently engaged in negotiations to sell the remaining 5-acre retail parcel at the Oakridge site.

     The Fund also owns a small "carried interest" in 950 L'Enfant Plaza, an eight story office building with two parking levels situated in a four-building complex with 232,000 square feet of rentable space located in Washington, D.C. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. The Fund is entitled to 2.5% of monthly cash flow from operation of the property, which provided approximately $28,000 and $164,000 in cash flow to the Fund for the years ended December 31, 1995 and 1994, respectively. The $136,000 decrease is due to the current interruption in cash flow due to the termination of the lease with the building's tenant while retenanting of the building is under way. The Fund is also entitled to receive 4% of the gross sales proceeds of the property upon sale. The Fund is not entitled to participate in the decisions of management in respect to the property.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page F-1 of this Report for financial statements and financial statement schedules, where applicable.

     See Item 6, Selected Financial Data, for the supplemental financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 18, 1995, the Fund was informed by Coopers & Lybrand L.L.P. ("C&L") that it was resigning as the Fund's independent accountant effective immediately. At no time during the past two years did C&L's report on the Fund's financial statements contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. C&L's decision was based solely on its own considerations and was not made based on any action taken or not taken by the Fund's Board of Directors. At no time during C&L's engagement as the Fund's principal accountant were there any disagreements between the Fund and C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Effective December 21, 1995, the Fund has engaged the independent accounting firm of Ernst and Young LLP ("E&Y") to serve as the Fund's principal independent accountant, to audit the Fund's financial statements. At no time during the Fund's two most recent fiscal years, or any subsequent interim period, did the Fund (or someone on its behalf) consult E&Y regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Fund's financial statements; or (ii) any matter that was either the subject of a disagreement between the Fund and its principal accountant or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The directors and the executive officers of the Fund are:


          Walter E. Auch, Sr     Director
          Robert M. Ungerleider  Director
          Leonard G. Levine      President
          Neil D. Hansen         First Vice President
          Robert G. Higgins      Vice President, Secretary and General
                                        Counsel
          Joel L. Teglia         Vice President and Chief Financial
                                        Officer


     WALTER E. AUCH, SR., age 74, was the chairman and chief executive officer of the Chicago Board Options Exchange. Prior to that time, he was executive vice president, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Fund since 1988. Mr. Auch is a trustee of Banyan Strategic Realty Trust and a director of Banyan Strategic Land Fund II and Banyan Management Corp.


     ROBERT M. UNGERLEIDER, age 54, is presently practicing law with and is of counsel to the firm of Lane Felcher Kurlander & Fox in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law for ten years. Mr. Ungerleider received his B.A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Fund since 1988. Mr. Ungerleider is a director of Banyan Management Corp. and Banyan Strategic Land Fund II.


     LEONARD G. LEVINE, age 49, has been president of the Fund as well as Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Land Fund II and Banyan Strategic Realty Trust since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University in 1972. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

     NEIL D. HANSEN, age 49, has been first vice president of the Fund as well as Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

     ROBERT G. HIGGINS, age 44, has been vice president and general counsel of the Fund as well as Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago.

     JOEL L. TEGLIA, age 34, has been vice president and chief financial officer of the Fund as well as Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

A.  DIRECTOR COMPENSATION

     The Directors are paid an annual fee of $15,000, payable quarterly, plus $875 for each board meeting, including meetings of the audit committee, attended in person and $250 an hour for each board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the Board.

B.  EXECUTIVE COMPENSATION

     Compensation paid to executive officers of the Fund for the years ended December 31, 1995, 1994 and 1993 is as follows:



                                                                           Long-Term Compensation
                                                                                   Awards
                                                                                        Securities
                          Annual Compensation                                          Underlying
                                                Other  Annual     Restricted Stock      Options/      Payouts       All Other
                      Year   Salary   Bonus(2)  Compensation          Award(2)           SARs (#)   LTIP Payouts  Compensation
Leonard G. Levine,    1995  $105,606  $171,805       n/a           $42,951                n/a          n/a               n/a
President (1)         1994  $102,800  $231,166       n/a           $58,002                n/a          n/a               n/a
                      1993  $100,000  $   ---        n/a             n/a                  n/a          n/a               n/a

      (1) No other executive officer earned more than $100,000 in salary and bonus.

      (2) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in the current year are paid or awarded to him by the Fund in the following year.

     Mr. Levine serves as Chief Executive Officer of the Fund pursuant to an employment agreement entered into on January 1, 1990. As amended, the agreement expires December 31, 1998. Under the amended agreement, Mr. Levine is paid a salary equal to $105,606 per year, adjusted on January 1 of each year based on increases in the "consumer price index".

     Mr. Levine is also eligible to receive compensation under an incentive program included in his contract. Effective January 1, 1993, Mr. Levine earns incentive compensation based and calculated on the following four components: (i) 1.00% of the amount of the Fund's collateralized claims which are converted into cash; (ii) 3.00% of the amount of the Fund's unsecured claims which are converted into cash; and (iii) 0.1% of all cash distributions of capital and (iv) .14% of all distributions of income to shareholders of the Fund.

     Effective January 1, 1993 all incentive amounts are paid 80% in cash and 20% in shares ("Award Shares") of the Fund on or before March 15 of the year following the period for which the incentive is earned except that pursuant to Board of Director's approval, Mr. Levine was paid $120,000 of his 1994 incentive compensation December 31, 1994. On March 15, 1995, Mr. Levine was paid the balance of the cash portion of his 1994 incentive compensation in the amount of $51,805. On January 28, 1994, Mr. Levine was paid the cash portion of his 1993 incentive compensation in the amount of $231,166. The $171,805 and $231,166 cash payments received by Mr. Levine for 1994 and 1993, respectively, represent 80% of his incentive compensation pursuant to his employment agreement. The 79,909 Award Shares valued at $0.537 per share or $42,951 for 1994 and the 50,437 Award
Shares valued at $1.15 per share or $58,002, for 1993 represent 20% of Mr. Levine's 1994 and 1993 incentive, respectively, and will be held by the Fund, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to all dividends paid on shares held by the Fund for his benefit. The $214,756 in incentive compensation earned by Mr. Levine during 1994 is comprised of: (i) $203,941 in respect of collateralized claims converted into cash; and (ii) $10,815 in respect of unsecured claims converted into cash. The $289,168 in incentive compensation earned by Mr. Levine during 1993 is comprised of: (i) $51,972 in respect of collateralized claims converted into cash; and (ii) $237,196 in respect of unsecured claims converted into cash.

     Either Mr. Levine or the Fund can terminate the employment agreement at any time upon 90 days written notice. If the termination is by the Fund for cause or by Mr. Levine voluntarily, all incentive compensation not previously paid to Mr. Levine is forfeited and he is not entitled to any severance payment. In the event of Mr. Levine's death or permanent disability, he is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary, which is consistent with standard insurance benefits of all Banyan Management Corp. personnel, but he is not entitled to any other severance payments. If his employment is terminated without cause following a change of control (as defined in the agreement) the Fund is obligated to pay Mr. Levine's salary during the remainder of the employment period and must pay him all incentive compensation which he would have earned if all the Fund's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination in accordance with an expression of interest received by the Fund prior to Mr. Levine's termination), plus an amount equal to the full cost of Mr. Levine's COBRA benefits for one year.

C. EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

     On June 25, 1993, the shareholders approved and adopted the 1993 Executive and Directors Stock Option Plan (the "Plan"). The Plan granted the Board of Directors the authority to issue up to 1,000,000 shares of the Fund's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each Director holding office on the tenth business day after adjournment of the 1992 annual meeting received options to acquire 25,000 shares. Commencing with the annual meeting of stockholders as held during 1994 and each thereafter, each Director holding office on the tenth business day after adjournment of the annual meeting automatically receives an option to acquire 25,000 shares. The Director's options vest 50% upon the first anniversary of the date of the grant and

50% upon the second anniversary of the date of the grant and expire ten years from the date of the grant. The share price for the options granted in 1995, 1994 and 1993 is $0.625, $0.6875 and $0.625 per share, respectively.

     The Board administers the Executive Option Grant Program and has the authority to determine, among other things, the individuals to be granted executive options, the exercise price at which shares may be acquired, the number of shares subject to each option and the exercise period of each option. The Board is also authorized to construe and interpret the Executive Option Grant Program and to prescribe additional terms and conditions of exercise in option agreements and provide the form of option agreement to be utilized with the Executive Option Grant Program. No Director is eligible to receive options under the Executive Option Grant Program.

     Options granted under the Plan are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Fund's and Banyan Management Corp.'s retirement practices, then any unexercised options to acquire shares will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Fund ceases to be a publicly-traded company, or if the Fund merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

     The Plan requires the optionee to pay, at the time of exercise, for all shares acquired on exercise in cash, shares or, in the case of the Executive Option Grant Program, other forms of consideration acceptable to the Board.

     If the Fund declares a stock dividend, splits its stock, combines or exchanges its shares, or engages in any other transactions which results in a change in capital structure such as a merger, consolidation, dissolution, liquidation or similar transaction, the Board may adjust or substitute, as the case may be, the number of shares available for options under the Plan, the number of shares covered by outstanding options, the exercise price per share of outstanding options, any target price levels for vesting of the options and any other characteristics of the options as the Board deems necessary to equitably reflect the effects of those changes on the option holders.

     Pursuant to the Plan, the Board granted, 121,000 options on February 8, 1995, 120,000 options on January 12, 1994 and 120,000 options on April 21, 1993 to the Funds officers and certain Banyan Management Corp. personnel under the program, at a price of $0.50 per share, $1.125 per share and $0.625 per share, (the average weekly closing price of common stock for the month of January 1995, December 1993 and March 1993), respectively.

     Pursuant to the terms of the grants, options for all shares granted under the Executive Option Grant Program will be exercisable and vested in installments as follows: (1) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Option for all shares as granted under the Director Option Grant Program shall be exercisable and vested in installments as follows: (i) 50.0% of the number of shares commencing on the first anniversary of the date of grant; and (ii) an additional 50.0% of the number of shares commencing on the second anniversary of the date of grant. The Board is granted discretion to determine the term of each Option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of grant.

     Stock Options granted or exercised by executive officers for the year ended December 31, 1995, are as follows:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                           Individual Grants
                                                                                                     Potential Realized Value
                          Number of           % of Total Options                                     at Assumed Annual Rates
                         Securities            Granted to                                              of Stock Price Appre-
                      Underlying Options    Employees in Fiscal     Exercise                         ciation for Option Term
      Name              Granted (1)               Year            or Base Price   Expiration Date        5%         10%
Leonard G. Levine         80,000                 66%                   $0.50       Feb. 9, 2005        $25,156       $63,750

(1) The remainder of the 1995 stock options were granted to employees of the Fund and Banyan Management Corp.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION/SAR VALUES



                                                                    Number of
                                                                    Securities               Value of
                                                                    Underlying              Unexercised
                                                                Unexercised Options         In-the-Money
                                                                  at December 31        Options at December 31
                      Shares Acquired on                          Exercisable/              Exercisable/
      Name                 Exercise          Value Realized      Unexercisable              Unexercisable
Leonard G. Levine        ---                  $      ---         80,000/160,000              $ ---/$---

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following entity is known by the Fund (based on filings on Schedule
13d) to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Fund as of March 18, 1996.


Title of Class        Name and Address of        Amount of          Percent
                      Beneficial Owner      Beneficial Ownership  of Interest
Shares of Common      Gabrielle, Hueglin         2,952,000           7.41%
Stock, $0.01 par      & Cashman
value                 9197 Third Ave.
                      New York, NY  10022

     The following table sets forth the ownership interest and shares owned directly or indirectly by the directors and principal officers of the Fund as of March 18, 1996:


                                                AMOUNT OF
                          NAME OF               BENEFICIAL              PERCENT
TITLE OF CLASS        BENEFICIAL OWNER          OWNERSHIP             OF INTEREST
Shares of Common
Stock, $0.01 par
value                 Walter E. Auch, Sr.       16,000 Shares      Less than 1%
Shares of Common
Stock, $0.01 par
value                 Robert M. Ungerleider     39,000 Shares      Less than 1%
Shares of Common
Stock, $0.01 par
value                 Leonard G. Levine        148,346 Shares      Less than 1%
Shares of Common
Stock, $0.01 par
value                 Neil D. Hansen            12,664 Shares      Less than 1%
Shares of Common
Stock, $0.01 par
value                 Robert G. Higgins         22,500 Shares      Less than 1%

Shares of Common      All Directors and
Stock, $0.01 par      Officers of the
value                 Fund, as a group (6      238,510 Shares      Less than 1%
                      persons)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). BMC is owned by the Fund, Banyan Short Term Income Trust, Banyan Strategic Realty Trust, and Banyan Strategic Land Fund II (the "Banyan Funds"). Mr. Levine is the president of BMC for which he receives no compensation. Messrs. Teglia, Hansen and Higgins are employees of the Fund but are compensated by BMC and their compensation is included in the administrative costs for which BMC is reimbursed by the Fund. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. These costs are allocated to the Fund and the other Banyan Funds to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocated share of costs for the years ended December 31, 1995, 1994 and 1993 aggregated $1,092,081, $1,141,675 and
$971,321, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of December 31, 1995, the Fund had a net payable due to BMC of $175,725.

     Reference is made to the Note 5, "Transactions with Affiliates" of the Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with, BMC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1)(2) The financial statements indicated in Part II, Item 8, Financial Statements and Supplementary Data.

        (3) Exhibits

     Exhibit Number          Description

           (2) Agreement and Plan of Merger dated as of April 12, 1996 by and among RGI U.S. Holdings, Inc., RGI Holdings Inc. and the Registrant.
           (10)(i) Second Amendment of Leonard G. Levine's Employment Contract dated December 31, 1992.
           (10)(ii) Form of Director Stock Option Agreements dated July 1, 1993, July 24, 1994 and July 7, 1995.
           (10)(iii) Form of Executive Stock Option Agreements dated July 1, 1993, January 12, 1994 and February 8, 1995.
           (21)      Subsidiaries of the Fund


          The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 33-17597), referencing the exhibit numbers used in such Registration Statement.


     Exhibit Number          Description

           (3)(a)    Restated Certificate of Incorporation
           (3)(b)    By-Laws

          The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994:

     Exhibit Number          Description


           (10)      Material Contracts

                     Description of Registrant Credit Agreements, Notes and Warrants with Morgan Waterfall, Vintiadis & Co. Inc.,
                     Exhibit 10(a) through 10(n).


(b) The following report on Form 8-K was filed during the quarter ended December 31, 1995:

            A current report on Form 8-K was filed on December 21, 1995 wherein
            Item 4. Change in Registrant's Certifying Accountants and Item 7. Financial Statements, Proforma Financial Information and Exhibits disclosed that the Registrant was informed by Coopers & Lybrand L.L.P. that it was resigning as the Registrant's independent accountant and the Registrant had engaged Ernst & Young LLP as its new independent accountant.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(c) See Item 14 (a) (3) above.

(d) None

                                   SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN MORTGAGE INVESTMENT FUND




By:  /s/   Leonard G. Levine                               Date:  April 12, 1996
     Leonard G. Levine, President


PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/   Leonard G. Levine                               Date:  April 12, 1996
     Leonard G. Levine, President



By:  /s/   Joel L. Teglia                                  Date:  April 12, 1996
     Joel L. Teglia, Vice President
     and Chief Financial Officer



By:  /s/   Walter E. Auch, Sr.                             Date:  April 12, 1996
     Walter E. Auch, Sr., Director



By:  /s/   Robert M. Ungerleider                           Date:  April 12, 1996
     Robert M. Ungerleider, Director

                        BANYAN MORTGAGE INVESTMENT FUND
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Pages

Reports of Independent Auditors                                          F-2

Consolidated Balance Sheets at December 31, 1995 and 1994                F-4

Consolidated Statements of Income and Expenses For
the Years Ended December 31, 1995, 1994 and 1993                         F-6

Consolidated Statements of Stockholders' Equity For
the Years Ended December 31, 1995, 1994 and 1993                         F-8

Consolidated Statements of Cash Flows For the Years
Ended December 31, 1995, 1994 and 1993                                   F-9

Notes to Consolidated Financial Statements                           F-11 to F-26






















All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of Banyan Mortgage Investment Fund:

     We have audited the accompanying consolidated balance sheet of Banyan Mortgage Investment Fund as of December 31, 1995, and the related consolidated statements of income and expenses, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Mortgage Investment Fund at December 31, 1995, and consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying 1995 consolidated financial statements have been prepared assuming that Banyan Mortgage Investment Fund will continue as a going concern. As more fully described in Note 1B, the Fund has not complied with certain covenants of the loan agreement with its principle lender. This condition raises substantial doubt about the Fund's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1B. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                               ERNST & YOUNG LLP





Chicago, Illinois
April 12, 1996

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of Banyan Mortgage Investment Fund:

     We have audited the accompanying consolidated balance sheet of Banyan Mortgage Investment Fund and subsidiaries as of December 31, 1994, and the related consolidated statements of income and expenses, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Fund's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Mortgage Investment Fund and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.







                                                COOPERS & LYBRAND L.L.P.





Chicago, Illinois
March 29, 1995

                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994





                                    1995           1994
ASSETS
Cash and Cash
  Equivalents                     $316,012     $8,040,629
Repair, Improvement and
  Real Estate Tax
  Escrows                          775,754        602,211
Accounts Receivable (Net
  of Allowance for
  Doubtful Accounts of
  $65,000 and $34,000
  for 1995 and 1994,
  respectively)                     76,110         18,509
Interest Receivable on
  Cash and Cash                        ---         84,272
  Equivalents                -------------   ------------
                                 1,167,876      8,745,621
                             -------------  -------------
Investment in Real
  Estate:
  Land                          55,379,003     79,400,569
  Buildings and                        ---      1,986,851
    Improvements             -------------  -------------
                                55,379,003     81,387,420
  Less: Accumulated                    ---     (1,645,927)
    Depreciation             -------------  -------------
                                55,379,003     79,741,493
  Developments in
    Progress                    30,872,769     30,752,252
  Real Estate Held              17,176,845            ---
    For Sale                 -------------    -----------
Net Investment in Real         103,428,617    110,493,745
  Estate                     -------------  -------------
Net Investment in Real
  Estate Venture                 1,097,363      1,325,401
  Deferred Financing
  Costs (Net of Accumu-
  lated Amortization of
  $399,831 and $68,034
  for 1995 and 1994,
  respectively)                    909,365      1,241,162
Other Assets                     2,530,293      2,861,997
                             -------------  -------------
Total Assets                  $109,133,514   $124,667,926
                             =============  =============


                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                 (CONTINUED)



                                    1995           1994
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable and
  Accrued Expenses            $  1,686,511   $  1,255,286
Interest Payable                 1,268,553        810,526
Real Estate Taxes
  Payable                          384,500            ---
Mortgage Loans Payable          33,625,737     31,932,645
                              ------------   ------------
Total Liabilities               36,965,301     33,998,457
                              ------------   ------------
Stockholders' Equity
Shares of Common Stock,
  $0.01 Par Value,
  100,000,000 Shares
  Authorized, 39,842,404
  and 39,762,495 Shares
  Issued, respectively         348,205,447    348,162,496
Accumulated Deficit           (276,025,918)  (257,481,711)
Treasury Stock, at Cost,           (11,316)       (11,316)
  20,100 Shares               ------------   ------------
Total Stockholders'             72,168,213     90,669,469
  Equity                      ------------   ------------
Total Liabilities and         $109,133,514   $124,667,926
  Stockholders' Equity        ============   ============
Book Value Per Share of
  Common Stock
  (39,822,304 and
  39,742,395 Shares
  Outstanding for 1995        $       1.81   $       2.28
  and 1994 respectively)      ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                    1995                  1994                  1993
INCOME
Interest on Cash and
  Cash Equivalents              $    169,890          $    145,647          $     38,912
Operating Property                 1,230,028             3,455,283             4,936,852
  Revenue                       ------------          ------------          ------------
                                   1,399,918             3,600,930             4,975,764
TOTAL INCOME                    ------------          ------------          ------------

EXPENSES
Expenses From Property
  Operating Activities:
  Provision for Losses
    on Investment in Real
    Estate                        12,900,000             9,000,000             4,650,000
  Operating Property
    Expenses                         452,603               971,022             1,344,472
  Development Property
    Expenses                       1,259,616               551,335               279,572
  Repairs and
    Maintenance                      316,143               320,539               479,507
  Real Estate Taxes                  298,640               455,600               568,739
  Depreciation                       374,075               609,969               782,722
  Bad Debt Expense                     6,000                30,915               449,554
                                ------------          ------------          ------------
Total Expenses From
  Property Operating              15,607,077            11,939,380             8,554,566
  Activities                    ------------          ------------          ------------
Other Expenses
  (Recoveries):
  Stockholder Expenses               277,296               335,235               315,758
  Directors' Fees,
    Expenses and
    Insurance                        437,983               534,344               541,296
  Other Professional
    Fees                             435,847               620,356               535,553
  General and
    Administrative                 1,349,584             1,599,242             1,335,543


                        BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (CONTINUED)




                                    1995                  1994                  1993
Recovery of Losses on
  Mortgage Loans,
  Notes, Interest
  Receivable and Class
  Action Settlement
  Costs and Expenses              (906,629)           (1,095,800)           (7,916,073)
Interest Expense,
  Amortization of
  Deferred Loan, and
  Other Costs                    2,533,841             1,837,049               923,181
                              ------------          ------------          ------------
Total Other Expenses             4,127,922             3,830,426            (4,264,742)
  (Recoveries)                ------------          ------------          ------------
                                19,734,999            15,769,806             4,289,824
TOTAL EXPENSES                ------------          ------------          ------------

Operating Income (Loss)        (18,335,081)          (12,168,876)              685,940

Net (Loss) Income From
  Operations of Real
  Estate Venture                  (213,516)              442,091              (560,347)
Arbitration Award                     ---             (3,250,000)                 ---
Gain on Disposition of
  Real Estate                        4,390             2,880,614             1,014,265
                              ------------          ------------          ------------
Income (Loss) Before
  Extraordinary Item           (18,544,207)          (12,096,171)            1,139,858
Gain from Forgiveness                 ---              2,813,892                  ---
  of Debt                     ------------          ------------          ------------

Net Income (Loss)             $(18,544,207)         $ (9,282,279)         $  1,139,858
                              ============          ============          ============
Net Income (Loss) Per
  Share of Common Stock
  (Based on Weighted
  Average Number of
  Shares Outstanding of
  39,770,637, 39,724,995
  and 39,689,294 during
  1995, 1994, and 1993,
  respectively) Before
  Extraordinary Item          $      (0.47)         $      (0.30)         $       0.03
Extraordinary Item                    ---                    .07                   ---
                              ------------          ------------          ------------
Net Income (Loss)             $      (0.47)         $      (0.23)          $       0.03
                              ============          ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                        Common Stock              Accumulated   Treasury
                                  Shares           Amount        Deficit        Stock          Total
Stockholders'
Equity, December 31,  1992
                                 39,709,394     $348,102,829   $(249,339,290)    $(11,316)    $98,752,223
Net Income For
the Year Ended                          ---              ---       1,139,858           ---      1,139,858
December 31, 1993               -----------     ------------   -------------    ----------   ------------

Stockholders'
Equity, December 31, 1993
                                 39,709,394      348,102,829    (248,199,432)     (11,316)     99,892,081

Award Shares Issued                  50,437           58,002             ---           ---         58,002

Executive Stock
Options Exercised                     2,664            1,665             ---           ---          1,665

Net Loss For the
Year Ended                              ---              ---      (9,282,279)          ---     (9,282,279)
December 31, 1994               -----------     ------------   -------------    ----------   ------------

Stockholders'
Equity, December 31, 1994
                                 39,762,495      348,162,496    (257,481,711)      (11,316)    90,669,469

Award Shares Issued                  79,909           42,951             ---           ---         42,951

Net Loss for the Year Ended             ---              ---     (18,544,207)          ---    (18,544,207)
December 31, 1995               -----------      -----------     -----------    ----------    -----------

Stockholders'
Equity, December 31, 1995        39,842,404     $348,205,447   $(276,025,918)     $(11,316)   $72,168,213
                                ===========      ===========     ===========    ==========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                   1995           1994          1993
CASH FLOWS FROM
OPERATING ACTIVITIES:

NET INCOME (LOSS)            $(18,544,207)   $(9,282,279)    $1,139,858

Adjustments to Reconcile
  Net Income (Loss)to
  Net Cash (Used In)
  Provided by Operating
  Activities:
Provision for Losses on
  Investment in Real
  Estate                       12,900,000      9,000,000      4,650,000
Gain from Forgiveness of
  Debt                                ---     (2,813,892)           ---
Depreciation                      374,075        609,969        782,722
Amortization of Deferred
  Loan and Other Costs            331,797        609,760        177,556
Provision for Bad Debts             6,000         30,915        449,554
Gain on Disposition of
  Real Estate                      (4,390)    (2,880,614)    (1,014,265)
Net (Income) Loss From
  Operations of Real
  Estate Venture                  213,516       (442,091)       560,347
Deferred Interest
  Payable on Mortgage
  Loans                         1,996,307            ---           ---
Net Change In:
  Interest Receivable on
    Cash and Cash
    Equivalents                    84,272        (84,272)        59,063
  Real Estate Escrow              (34,321)       209,661         68,574
  Accounts Receivable             (88,601)       186,536        160,287
  Other Assets                    323,555       (154,570)      (244,000)
  Accounts Payable and
    Accrued Expenses              474,176       (558,376)       408,680
  Real Estate Taxes
    Payable                       384,500       (546,865)       492,927
  Interest Payable              1,195,457        200,807        534,850
                             ------------   ------------   ------------
Net Cash (Used In)
  Provided By                    (387,864)    (5,915,311)     8,226,153
  Operating Activities       ------------   ------------   ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Proceeds from Sale of
  Real Estate                   1,028,539     18,658,663      5,460,205



                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                                   1995           1994         1993
Increase in Developments
  in Progress                  (7,144,850)    (8,127,177)  (10,021,877)
(Increase) Decrease in
  Repair and Improvement
  Escrows                        (139,222)       (49,556)      533,571
Distributions From
  (Investment in) Real
  Estate Venture                   14,522       (408,516)     (608,882)
Purchases of Land and
  Property Improvements           (55,097)           ---      (279,075)
                             ------------   ------------  ------------
Net Cash (Used In)
  Provided By Investing
  Activities                   (6,296,108)    10,073,414    (4,916,058)
                             ------------   ------------  ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from Mortgage
  Loans Payable                       ---     20,500,000           ---
Issuance of Shares of
  Common Stock                        ---          1,665           ---
Payment of Deferred
  Financing Costs                     ---     (1,309,195)          ---
Payment of Mortgage
  Loans Payable                (1,040,645)   (19,060,497)   (2,165,227)
                             ------------   ------------  ------------
Net Cash (Used in)
  Provided By Financing
  Activities                   (1,040,645)       131,973    (2,165,227)
                             ------------   ------------  ------------
Net (Decrease) Increase
  in Cash and Cash
  Equivalents                  (7,724,617)     4,290,076     1,144,868

Cash and Cash Equiva-
  lents at Beginning of
  Year                          8,040,629      3,750,553     2,605,685
                             ------------   ------------  ------------
Cash and Cash Equiva-
  lents at End of Year       $    316,012   $  8,040,629  $  3,750,553
                             ============   ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Banyan Mortgage Investment Fund (the "Fund") was organized as a corporation under the laws of the State of Delaware, pursuant to a Restated Certificate of Incorporation filed March 22, 1988. The accompanying consolidated financial statements include the accounts of the Fund, its wholly-owned subsidiaries and the Chapman's Landing, Southbridge, Wayside and Bishop's Ranch partnerships in which the Fund holds a controlling 50% general partnership interest. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since such partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest currently has no value, therefore the Fund has recorded all of the above partnerships' losses as of December 31, 1995. Profits may be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

B.   DEBT DEFAULT AND BASIS OF PRESENTATION

     In 1994 the Fund executed a credit agreement with Morgens, Waterfall Vintiadis & Co., Inc. ("Morgens") that is collateralized by substantially all of the assets of the Fund. As of December 31, 1995, the principal balance outstanding was $23,233,737 (see Note 3). The Fund has not made the January 1, or April 1, 1996 required interest payments of approximately $1,025,000 and approximately $1,014,000, respectively. Morgens has notified the Fund that this non-payment of interest constitutes an "Event of Default" under the Credit Agreement. Morgens has reserved all of its rights and remedies under the Credit Agreement (including demand of immediate payment of the outstanding principal amount) but has taken no additional action as of April 12, 1996. In addition, the Fund is in default with respect to its mortgage loan payable to Societe General ("SoGen") which has a principal balance of $6,360,000 outstanding as of December 31, 1995 (see Note 3).

        Effective as of April 12, 1996, an Agreement and Plan of Merger (the "Merger Agreement") was executed among the Fund and RGI Holdings, Inc. ("RGI Holdings") and its wholly owned subsidiary, RGI U.S. Holdings ("RGI U.S." or collectively "RGI").

     The Agreement provides, among other things, for the following:

     (1) At the initial closing, scheduled to occur May 15, 1996, RGI Holdings will acquire 7,466,666 shares of the Fund's common stock for $3,500,000 in cash.

     (2) Also at the initial closing, RGI Holdings will purchase the Morgens Loan and SoGen Loan and has agreed that prior to December 31, 1996 it will not accelerate the Morgens Loan or the SoGen Loan or foreclose upon any collateral for the Morgens Loan or the SoGen Loan based upon any events of default

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           occurring on or before May 15, 1996 or as a result of the execution of the Merger Agreement.

      (3) Subsequent to the initial closing, upon approval of the Fund's stockholders and the satisfaction of other conditions precedent, all of the outstanding shares of RGI U.S. will be converted into 151,445,333 shares of the Fund. The Merger will result in the Fund owning all of the real estate assets of RGI U.S. The merger is expected to be consummated before the end of 1996.

     In consideration of the RGI transactions, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and the classification of assets that may result from the default under the Morgens Loan or the SoGen Loan.
Specifically, the carrying amount of the Fund's development real estate continues to be evaluated for impairment based on the undiscounted cash flows estimated to be generated by those assets over the development period without regard to the default. If the RGI transactions are not consummated or the Morgens Loan or the SoGen Loan defaults are not otherwise cured or waived, the classification of the Fund's development real estate may be changed to "held for disposal" possibly necessitating a valuation allowance to reflect such assets at current fair market value.

C.   INVESTMENT IN REAL ESTATE

     During the development in progress phase of a property, interest, real estate taxes and other development costs are capitalized in Developments in Progress. The costs of land being developed are included in Land.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived
Assets to be Disposed of".   Statement No. 121 requires the Fund to recognize
impairment losses for its development properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount and to record its properties held for disposal at the lower of carrying amount or fair value less cost to sell. The Fund adopted Statement No. 121 in the fourth quarter effective January 1, 1995 with no effect on the accompanying financial statements.

D.   DEFERRED FINANCING COST

     Deferred financing costs are being amortized over the terms of the related loans using the level yield method.

E.   REVENUE RECOGNITION

     Rental income (included in operating property revenues) is recognized on a straight-line basis over the terms of the respective tenant leases.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues on retail land sales are recorded upon closing of escrow and transfer of title to the buyer. Costs associated with retail land sales are allocated on a pro-rata basis.

F.   INCOME TAXES

     On January 30, 1995, the Fund notified the Internal Revenue Service of its intent to revoke its election to be treated as a real estate investment trust ("REIT") under section 856(c)(1) of the Internal Revenue Code of 1986, as amended, in order to enable the Fund to develop its large tracts of undeveloped land and to avoid the adverse tax effects of being deemed a dealer of real property. For the years ended December 31, 1994 and 1993 the Fund elected to be treated as a REIT under the Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to meet distribution, asset and income tests as well as certain other requirements.

     Beginning in 1995, income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

G.   CASH AND CASH EQUIVALENTS

     The Fund considers all highly liquid investments which mature within three months or less from the date of purchase to be cash and cash equivalents. At December 31, 1995, the Fund's cash and cash equivalents is comprised of demand and money market deposits only. At December 31, 1994, cash and cash equivalents included demand and money market deposits of $1,145,629 as well as a Federal Farm Credit Bank Bond with a face amount of $6,895,000 bearing interest at 5.0% which matured on January 3, 1995. The cost, which approximates market value, of this obligation at December 31, 1994 was $6,979,272.

H.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares outstanding during the year of 39,770,637, 39,724,995, and 39,689,294 for the years ended December 31, 1995, 1994, and 1993 respectively. Income
(Loss) per share for the years ended December 31, 1995 and 1994 is computed using the weighted average number of shares outstanding due to the Fund's issuance of a total of 79,909 shares and 53,101 shares of its common stock during 1995 and 1994, respectively. See Notes 7 and 8 for further details. Options issued under the Fund's 1993 Executive and Directors Stock Option Plan have been excluded from the computation of Weighted Average Shares Outstanding because their inclusion is anti-dilative. In addition, warrants issued pursuant to the Credit Agreement with Morgens, Waterfall, Vintiadis & Co., Inc., (see Note 3, "Investment in Real Estate and Related Mortgage Loans Payable" for further details) are excluded from the computation of Weighted Average Shares Outstanding as inclusion is also anti-dilative.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


I.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J.   RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1994 and 1993 consolidated financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 or 1993 results.

K.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     On August 25, 1995 and April 29, 1994, the Fund issued 79,909 and 50,437 shares, respectively of its common stock to Leonard G. Levine, its President. (See Note 7 "Award Shares" for further information.)

     Pursuant to the Credit Agreement executed October 17, 1994 with Morgens, Waterfall, Vintiadis & Co., Inc., as agent for a group of lenders, the Fund has elected to defer payment of $2,733,737 of accrued interest, which has been added to the principal balance of the loan as of December 31, 1995. Of the $2,733,737 balance of deferred interest, $737,430 was expensed and included as interest payable at December 31, 1994.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   DISPOSITION OF REAL ESTATE

     WAYSIDE VILLAGE DEVELOPMENT

     For the year ended December 31, 1995, the Fund sold 17 single family lots to home developers at the Fund's Wayside Village development. The sale of these lots generated gross proceeds of $1,029,830. After payment of closing costs of $1,291 the Fund received net proceeds of $1,028,539 of which approximately $477,000 was applied toward principal payments on a mortgage loan collateralized by the Wayside Village development as discussed below. After allocation of overhead, holding costs and development expenses, the sale of the lots resulted in an aggregate net gain on disposition of approximately $4,000. For the year ended December 31, 1994 the Fund sold 22 single family lots and 41 townhome lots to home developers for $1,990,611. After payment of closing costs of $2,403, the Fund received net proceeds of $1,988,208 of which approximately $1,333,000 was applied toward interest and principal payments on the mortgage loan collateralized by the Wayside Village development. After allocation of overhead, holding costs and development expenses, the sale of the lots resulted in an aggregate net loss on disposition of approximately $401,000. Through December 31, 1993, the Fund sold 36 single family lots and 27 townhome lots to home developers on the Fund's Wayside Development. The sale of these lots generated gross proceeds of $2,411,551. After payment of closing costs of $15,214 the Fund received net proceeds of $2,396,337 of which approximately $1,937,000 was applied toward interest and principal payments on the loan on the Wayside Development as discussed below. After allocation of overhead, holding costs and development expenses, the sale of the lots resulted in an aggregate net loss on disposition of approximately $147,000. See Note 3, "Investment in Real Estate and Related Mortgage Loan Payable" of notes to consolidated financial statements for further information regarding the Wayside Village development and the mortgage loan collateralized by the development.

     9025 WILSHIRE BOULEVARD

     On September 23, 1994, the Fund sold the 9025 Wilshire Blvd. property ("9025 Wilshire") to an unaffiliated third party for $2,200,000. After payment of selling commissions of $78,000, real estate tax prorations of $11,082 and other fees and expenses of $16,551, the Fund received net proceeds from the sale totaling $2,094,367. Per the terms of the sale agreement, the Fund was also entitled to a share in the insurance proceeds received from a claim filed by the Fund for property damage sustained during the January 17, 1994 Los Angeles area earthquake. After prorations for professional fees paid in connection with negotiating the insurance claim and the cost of pending repair work at the property, the Fund received additional settlement proceeds of $205,265 upon sale of the property. The transaction resulted in a gain on disposition to the Fund of $323,333.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   DISPOSITION OF REAL ESTATE (CONTINUED)

     CASCADES

     On May 26, 1994, the Fund sold the Cascades Apartments to an unaffiliated third party for $14,482,100. After payment of selling commissions of $163,669, transfer taxes and title charges of $130,449 and net prorations and credits totalling $264,657 for real estate and personal property taxes, rent, net operating expenses and security deposits the Fund received net proceeds of $13,950,066. During 1992, the Fund borrowed a total of $10,500,000 from Heller Financial, Inc. (the "Heller Loan"), collateralized by first mortgages on the Cascades Apartments and the Fund's 120 S. Spalding property, under a loan commitment dated June 13, 1992. Per the terms of the Heller Loan, the Fund was required to repay $9,926,159, representing the entire outstanding principal balance upon the sale of the Cascades Apartments, net of real estate tax escrow proceeds of $327,996. The Fund also paid 26-days accrued interest and fees of $67,370. The Fund is now fully released from its obligations under the Heller Loan and has obtained the release of Heller's first mortgages on the Cascades Apartments and on the 120 S. Spalding building. As a result of the Cascades Apartments sale, net cash proceeds of $3,956,537 were transferred to the Fund, and the transaction resulted in a gain on disposition to the Fund of $2,885,305.

     ROCKY POINT

     On April 22, 1994, the Fund sold the remaining 1.41 acre parcel of the Rocky Point property to an unaffiliated third party for $180,000. After payment of selling commissions, title charges, real estate tax prorations and other closing costs, the Fund received net proceeds of $156,099. The sale of this property resulted in a gain on disposition to the Fund of $73,290.

     ACTON

     On April 2, 1993, the Fund sold the Acton (Great Hill Village) property to an unaffiliated third party for $952,000. After payment of selling commissions, title charges, and other closing costs, the Fund received net proceeds of $911,127. The sale of this property resulted in a gain on disposition to the Fund of approximately $719,000.

     WHITWORTH

     On June 15, 1993, the Fund sold the Whitworth property to an unaffiliated third party for $2,216,283. After payment of selling commissions, title charges and other closing costs, the Fund received net proceeds of $2,152,741. The sale of this property resulted in a gain on disposition to the Fund of approximately $442,000.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN REAL ESTATE AND RELATED MORTGAGE LOANS PAYABLE

     At December 31, 1995, the Fund's investments in real estate consisted of the following:


                                            Initial Cost                 Cost Adjustments
                                            to the Fund               Subsequent to Acquisition
                                                      Buildings
Description                  Encum-                   & Improve-    Improve-    Carrying
                             brances      Land         ments         ments      Costs(a)      Land

LAND:

Chapman's Landing             (c)     $23,000,000   $     ---    $ 9,240,109  $ 1,704,357   $139,095
2,230 acres in
Charles County, MD

Southbridge,                  (c)      34,300,000         ---      2,547,494    2,433,919    128,462
2,048 acres in
Prince William County, VA

Wayside,                      (c)      17,595,446         ---      6,510,436    8,481,454       ---
506 acres in
Prince William County, VA

Bishop's Ranch,               (c)       7,063,498         ---      4,154,881    2,085,467       ---
565 acres in
Monterey County, CA

OFFICE BUILDING:
120 S. Spalding Dr.           (c)      10,773,000    14,877,000       48,850        ---         ---
Beverly Hills, CA (e)(f)              -----------   -----------  -----------  -----------   --------
                                      $92,731,944   $14,877,000  $22,501,770  $14,705,197   $267,557
Less:  Development in
       Progress                            ---            ---          ---          ---        ---
Real Estate Held                           ---            ---          ---          ---        ---
for Sale (g)                          -----------   -----------  -----------  -----------   --------
                              (c)     $92,731,944   $14,877,000  $22,501,770  $14,705,197   $267,557
                                      ===========   ===========  ===========  ===========   ========



                                               Amounts at which Carried
                                                  at December 31, 1995
                                                     Buildings       Valuation                  Date of    Date
                                                     & Improve-      Adjustment       Total      Const-    Acqui-
                                          Land         ments      & Accumulated        (b)      ruction    red
                                                                   Depreciation
LAND:

Chapman's Landing                     $23,139,095   $10,944,466    $     ---       $34,083,561    (d)      03/91
2,230 acres in
Charles County, MD

Southbridge,                           34,428,462     4,981,413    (10,829,000)     28,580,875    (d)      05/91
2,048 acres in
Prince William County, VA

Wayside,                               17,595,446    14,991,890     (9,000,000)     23,587,336    (d)      05/91
506 acres in
Prince William County, VA

Bishop's Ranch,                         7,063,498     6,240,348     (3,300,000)     10,003,846    (d)      09/91
565 acres in
Monterey County, CA
                                       10,773,000     14,925,850   (18,525,851)      7,172,999    1984      8/90
OFFICE BUILDING:                      -----------    -----------    -----------     ----------
120 S. Spalding Dr.                   $92,999,501    $52,083,967  ($41,654,851)   $103,428,617
Beverly Hills, CA (e)(f)

Less:  Development in
       Progress                             ---      (30,872,769)        ---       (30,872,769)
Real Estate Held
for Sale (g)                          (10,936,497)    (6,240,348)        ---       (17,176,845)
                                      -----------    -----------  -------------   ------------
                                      $82,063,004    $14,970,850  ($41,654,851)   $ 55,379,003
                                      ===========    ===========  ============     ===========

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENT IN REAL ESTATE AND RELATED MORTGAGE LOANS PAYABLE (CONTINUED)


(a) Consists primarily of capitalized construction period interest and related loan fees, where applicable, and real estate taxes of $11,571,992 and $3,133,205, respectively. During 1995, $1,860,275 of interest was paid and $2,859,437 of interest was capitalized. During 1994, $2,898,813 of interest was paid and $1,872,331 of interest was capitalized.


(b)


                          Reconciliation of Real Estate
                                                 1995              1994             1993
Balance at Beginning of Year                $112,139,672      $129,667,715     $128,487,820
Net Dispositions Through Sale                 (1,024,149)      (14,714,346)      (4,471,057)
Net Additions                                  7,199,945         6,186,303       10,300,952
Valuation Adjustments                        (12,900,000)       (9,000,000)      (4,650,000)
                                            ------------      ------------     ------------
Balance at End of the Year                  $105,415,468      $112,139,672     $129,667,715
                                            ============      ============     ============

                  Reconciliation of Accumulated Depreciation
                                                1995              1994              1993
Balance at Beginning of Year                  $1,645,927        $2,105,286        $1,386,980
Depreciation Expense for the Year                374,075           609,969           782,722
Retirements (Other Assets)                       (33,151)       (1,069,328)          (64,416)
                                              ----------        ----------        ----------
Balance at End of the Year                    $1,986,851        $1,645,927        $2,105,286
                                              ==========        ==========        ==========

(c) The properties of the Fund as described above are subject to mortgage loans at December 31, 1995 as follows:


                                         Mortgage Loans Payable          Annual             Final
Property                                12/31/95      12/31/94        Interest Rate      Maturity Date  Payments
All Properties of Fund (i)            $23,233,737   $20,500,000       17.5% (Default       09/30/98     Quarterly, interest only
                                                                       Rate 19.5%)

Southbridge                             3,700,000     4,200,000             12%            01/20/99     Monthly, interest only
  Prince William County, VA (ii)          202,000       232,000    Prime + 2%; Max 10%     09/30/97     Monthly, interest only
                                          130,000       163,420    Prime + 2%; Max 10%     09/30/96     Monthly, interest only
Wayside                                 6,360,000     6,837,225    Prime + 2% (Default     12/31/97     Monthly, interest only
  Prince William County, VA (iii)     -----------   -----------      Rate Prime + 6%)
                                      $33,625,737   $31,932,645
                                      ===========   ===========

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  INVESTMENT IN REAL ESTATE AND RELATED MORTGAGE LOANS PAYABLE (CONTINUED)



  (i)  On October 17, 1994, the Fund executed a Credit Agreement with
       Morgens, Waterfall, Vintiadis & Co. Inc. (the "Morgens Loan") in the amount of $20,500,000. The Fund has agreed to make quarterly interest payments in arrears at an annual rate of 17.5% and is also obligated to make certain payments, which were applied to repay Morgens Loan interest, based on 50% of the net cash flow generated by its wholly owned subsidiaries. For the year ended December 31, 1995, the Fund made required cash flow payments of $841,548 which were recorded as payments of deferred interest. From October 17, 1994 until September 30, 1995, the Fund elected to defer interest due on the Morgens Loan in accordance with the Credit Agreement, other than the cash flow payments discussed above, which was then added to the outstanding principal balance of the loan. As of December 31, 1995, the principal balance outstanding, including capitalized interest through September 30, 1995, was $23,233,737. The Morgens Loan is collateralized by first mortgages on the Fund's 120 S. Spalding, Chapman's Landing and Bishop Ranch properties and portions of its Southbridge property, as well as pledges of the common stock and partnership interests of the Fund's subsidiaries, its accounts receivable, bank accounts and all other tangible and intangible personal property. The Credit Agreement includes certain financial and other covenants the most restrictive of which limit the Fund's leverage to a maximum of 0.6:1, require a minimum net worth of $70,000,000 and restrict additional indebtedness. Pursuant to the terms of the Credit Agreement, the Lender also received warrants which entitle it to purchase up to 4,380,000 shares of the Fund's common stock at any time until October 1, 1998 at an exercise price of $0.70 per share. As of December 31, 1995, these warrants had not been exercised.

       Pursuant to the Morgens Loan closing, the Fund paid an advisory fee to the Lender's advisors of $615,000, accrued real estate taxes of $183,510, legal fees of $140,000 and other fees and expenses totaling approximately $66,000 related to the transaction. In addition, the Fund utilized Morgens Loan proceeds at closing to retire the balance of outstanding loans collateralized by first mortgages on its Chapman's Landing and Bishop Ranch properties. The holder of the Chapman's Landing note was paid $1,130,853 representing principal repayment of $1,089,204 and accrued interest of $41,649 while the holder of the Bishop Ranch note received $1,959,409 representing principal repayment of $1,900,000 and accrued interest and fees of $59,409. The Fund also paid a total of $3,250,000 pursuant to a final negotiated settlement of its previously disclosed Buckeye arbitration award obligation.

       As a result of insufficient cash available to the Fund, on January 1, and April 1, 1996 it did not make the required interest payments due on the Morgens Loan in the amounts of approximately $1,025,000 and $1,014,000, respectively. On January 11, 1996 the Fund received notification from the Lender that the failure to make this required interest payment constituted an "Event of Default" under the Credit Agreement. The Lender has reserved all of its rights and remedies under the Credit Agreement with respect to this Event of Default but has taken no additional action at this time. The Morgens Loan is also in default as a result of the separate default on the Societe General Loan, which is discussed below.

  (ii) On December 21, 1994, the Court confirmed an amended plan of reorganization as ratified by the creditors (the "Plan") submitted by the Southbridge Venture (the "Venture"). Per the terms of the Plan, all of the Venture's creditors were to be paid in full. The Plan also provided for certain modifications of the terms of three loans collateralized by first mortgages on various portions of the Project.
       On December 21, 1994, the Venture paid $506,800 representing accrued interest due to the holder of the mortgage loan in the principal amount of $3,700,000 ("Loan 1"). The maturity date of Loan 1 has been extended from September 20, 1994 until January 20, 1999. Loan 1 requires the Venture to make monthly payments of interest only at a rate of 12%, three $250,000 annual principal paydowns on December 20, 1995, 1996 and 1997, respectively, with the balance of the remaining unpaid principal of $2,950,000 due upon maturity. Subsequently, on December 26, 1995, the lender agreed to defer payment of the $250,000 principal due on December 20, 1995 until June 20, 1996. As consideration for the extension, the Fund agreed to pay an extension fee of $8,000 and certain other legal fees of the lender in the amount of $54,000. The lender also agreed to provide the Fund with the option to further extend the date of the December 20, 1995 principal payment until September 20, 1996, in exchange for an increase in the interest rate of Loan 1 from 12% to 12.5%. In addition, prior to the full repayment of Loan 1, the Venture may obtain releases of liens on portions of the approximately 538 acres of the Project which collateralize Loan 1 upon pro rata payment of 120% of the then outstanding principal balance as specified in the Plan, for the purpose of constructing the VRE/Amtrak Station and service road in accordance with the Prince William County Cherry Hill Sector Plan. Also, on December 21, 1994, the Venture paid $28,855 representing accrued interest due to the holder of the mortgage loan in the principal amount of $202,000 ("Loan 2"). The maturity date of Loan 2 was extended from October 1, 1995 until September 30, 1997. Loan 2 requires the Venture to make monthly payments of interest only at a rate of prime plus 2%, not to exceed 10%, plus a principal paydown of $70,000 on September 30, 1996 with the balance of the remaining unpaid principal of $132,000 due upon maturity. Finally, on December 21, 1994 the Venture paid $16,240 representing accrued interest due to the holder of the mortgage loan in the principal

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  INVESTMENT IN REAL ESTATE AND RELATED MORTGAGE LOANS PAYABLE (CONTINUED)

       amount of $130,000 ("Loan 3"). The maturity date of Loan 3 was modified from December 1, 2003 to September 30, 1996. Loan 3 requires the Venture to make monthly payments of interest only at a rate of prime plus 2%, not to exceed 10%, with the principal balance of $130,000 due at maturity. All other terms of Loans 1, 2 and 3 are unchanged. The prime rate as of December 31, 1995, as published in the "Wall Street Journal" was 8.5%.

 (iii) On October 17, 1994, the Fund paid a total of $4,323,630 from the Morgens, Waterfall, Vintiadis & Co. Inc., loan proceeds to Chase Manhattan Bank ("Chase"), in exchange for Chase's full release of its 50% interest in the $14,069,462 outstanding loan collateralized by a first mortgage on the Fund's Wayside Village property and portions of the Fund's Southbridge property (the "Original Wayside Loan"). The payment to Chase consisted of a partial principal payment of $4,220,839, which represented Chase's $7,034,731 principal portion of the Original Wayside Loan, less a 40% discount, and accrued interest of $102,791. Simultaneously, the Fund and Societe Generale ("SoGen") agreed to modify the terms of SoGen's $7,034,731 principal portion of the Original Wayside Loan (the "Amended Wayside Loan"). The terms of the loan modification agreement (the "Amended Agreement") extended the maturity date of the Amended Wayside Loan to December 31, 1997 and provided for monthly interest payments in arrears at an interest rate of prime + 2%. At the option of the Fund, the maturity date of the Amended Wayside Loan may be further extended for two one-year periods in the event certain conditions defined in the Amended Agreement are met. The Fund and SoGen also agreed upon a $2,000,000 revolving credit line (the "Wayside Revolving Loan") to fund specific development costs associated with lot sales contracts for the Wayside Village property. The terms of the Wayside Revolving Loan provide for monthly interest payments in arrears at an interest rate of prime + 3%. The Amended and Revolving Wayside loans require principal to be repaid as lots are sold, based on specified release prices, and are cross-collateralized and cross-defaulted. Pursuant to the SoGen transactions, the Fund paid $34,731 to reduce the outstanding Amended Wayside Loan principal to $7,000,000. The Fund also paid accrued interest of $102,791, loan fees of $95,000 and other fees and expenses totalling approximately $188,500 from the Loan proceeds, including $126,500 escrowed for future real estate taxes on Wayside Village.

       On November 3, 1995, SoGen declared a default under the Amended Wayside Loan. As a result of the default, SoGen has demanded immediate repayment of all sums due under the loan, amounting to approximately $6,600,000.
       In addition, SoGen separately cancelled the Wayside Revolving Loan. The Fund had not drawn any monies to date under the Wayside Revolving Loan. The default arose when a principal payment due October 1, 1995 was not made.

       In the Fund's view, a limited number of lots were developed at Wayside Village during the past construction season due, in large part, to a seven-month delay in obtaining a subordination agreement between a home builder and SoGen causing the Fund to seek deferral of the mandatory principal payments due and to become due during the next three calendar quarters. The Fund has also been unsuccessful in its efforts to obtain a draw under the Wayside Revolving Loan described above, despite the submission of what the Fund believes are appropriate draw requests and documentation. The Fund has expended $3,270,000 in infrastructure improvements and other costs during the last year as a condition precedent to such funding. SoGen has refused to fund the draw requests due to a differing interpretation of the conditions contained in the revolving loan agreement. The draws are needed to complete the improvements so that the lots may be delivered. The Fund has been involved in and is continuing its discussions with SoGen with respect to the alleged default on the Amended Wayside Loan and cancellation of the Revolving Loan and has recently made several proposals which SoGen has declined. There can be no assurance, however, that the parties will reach any resolution of the dispute.

       The default and acceleration of the SoGen loan constitutes a default under the Morgens Loan as discussed above. Morgens has indicated that it does not presently intend to accelerate repayment of its loan as a result of the SoGen default or failure by the Fund to make the January 1, and April 1, 1996 interest payments under the Morgens Credit Agreement.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  INVESTMENT IN REAL ESTATE MORTGAGE LOANS PAYABLE (CONTINUED)

     The principal balances of the mortgage loans are scheduled to be repaid as follows (without respect to any potential payment acceleration of Morgens or SoGens Loans):


           1996           $4,710,000
           1997           14,965,737
           1998           11,000,000
           1999            2,950,000
     Thereafter                  ---
                         -----------
          Total          $33,625,737
                         ===========

(d) Properties are currently at various stages of development and entitlement. The development of projects is currently expected to continue through 2010.

(e) Depreciation expense is computed using the straight line method with a mid-month convention. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                              Years

        Buildings, Building Appurtenances and Improvements     40.0

(f) Subsequent to December 31, 1995, the Fund entered into a contract with an unaffiliated third party for a sale price of $7,450,000. The carrying amount of this property in the accompanying consolidated financial statements is the sales price less estimated closing costs of approximately $277,000. The Fund has received an earnest money deposit in the amount of $400,000 and the sale is scheduled to occur on April 19, 1996.

(g) Real Estate Held for Sale includes 120 S. Spalding Dr. and Bishop's Ranch which are reflected net of accumulated depreciation and their respective valuation adjustments as of December 31, 1995.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. INVESTMENT IN REAL ESTATE VENTURE

     On March 6, 1991, in satisfaction of their mortgage loans receivable, the Fund and Banyan Short Term Income Trust ("BST"), each received a 50% interest in the Oakridge joint venture (the "Venture") pursuant to a deed-in-lieu agreement with the borrower. The Fund and BST each holds a 50% general partnership interest in the Oakridge joint venture pursuant to the partnership agreement of the VST/VMIF Oakridge Partnership. The property was originally comprised of 270 acres of vacant land located in Hollywood and Dania, Florida which had been operated as a golf course. On September 30, 1994, the Venture sold a 60-acre residential parcel of the Oakridge site to an unaffiliated third party for $4,100,000. Subsequent to December 31, 1995, on February 5, 1996 and March 1, 1996, the Fund sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Venture sold an additional 25-acre parcel of the Oakridge site to an unaffiliated party for approximately $2,200,000. The February and March, 1996 sales resulted in the Venture's repayment of a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Venture received net proceeds from the sales of $4,180,505 of which $2,090,253 was distributed to the Fund representing its 50% interest in the Venture. The Fund will recognize its share of the gain from the February and March property sales of approximately $1,051,000 in the first quarter of 1996. The Venture is currently engaged in negotiations with potential purchasers of the remaining 5-acre retail parcel at the Oakridge site. The Fund has recognized losses of $213,516 and $560,347 for the years ended December 31, 1995 and 1993, respectively. For the year ended December 31, 1994 the Fund recognized income of $442,091 which included a gain of $869,704 from the property sale.

5. TRANSACTIONS WITH AFFILIATES

     Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Fund's allocated share of costs for the years ended December 31, 1995, 1994 and 1993 aggregated $1,092,081, $1,141,675 and $971,321, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of December 31, 1995 and 1994, the Fund had a net payable due to BMC of $175,725 and $86,296, respectively. The net payable is included in the accounts payable and accrued expenses in the Fund's consolidated balance sheet.

6. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

     The Fund received cash of $981,950, $360,515 and $7,906,520 during 1995,
1994 and 1993, respectively, related to its interest in its liquidating trusts established for the benefit of the unsecured creditors

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES (CONTINUED)

(including the Fund) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Fund. The Fund has recorded $906,629, $298,815 and $7,916,073, respectively, of these amounts as recovery of losses on mortgage loans, notes, interest receivable and class action settlement costs in its consolidated statements of income and expenses. The remainder of $127,468 was recorded as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due under the terms of the previously settled VMS securities litigation. This amount is recorded in Accounts Payable and Accrued Expenses at December 31, 1995.

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

7.   AWARD SHARES

     On August 25, 1995 and April 29, 1994, the Fund issued 79,909 shares and 50,437 shares, respectively of its common stock to Leonard G. Levine, its President. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash on or before March 15 of the year following the period for which the incentive is earned and 20% in shares ("Award Shares") of the Fund which are valued based on the average closing price of the Fund's common stock for the
last five business days of the year in which the incentive is earned.   Mr.
Levine's incentive compensation earned during 1995 was $40,013. The 1995 incentive compensation will be paid out 80% in cash, or $32,010 and 20% in Award Shares valued at $0.431 per share or $8,003 in 1996. Pursuant to Board of Director's approval, Mr. Levine was paid $120,000 of his 1994 incentive compensation on December 31, 1994. On March 15, 1995, Mr. Levine was paid the balance of his 1994 incentive compensation in the amount of $51,805. The $171,805 of total cash payments represents 80% of Mr. Levine's 1994 incentive. The 79,909 Award Shares issued in respect of the incentive compensation earned during 1994 were valued at a price equal to $0.537 per share or $42,951. On January 28, 1994, Mr. Levine was paid $231,166 representing 80% of his 1993 incentive. The 50,437 Award Shares valued at $1.15 per share or $58,002, represent 20% of Mr. Levine's 1993 incentive. The Award Shares will be held by the Fund, pending satisfaction of the vesting requirements included in Mr. Levine's contract which provides that Mr. Levine will fully vest on the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. Mr. Levine will, however, lose his right to these Award Shares if he is not employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to all dividends paid on shares held by the Fund for his benefit. The Award Shares are included in the total shares outstanding

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   AWARD SHARES (CONTINUED)

of the Fund effective August 25, 1995 and April 29, 1994 for the purpose of calculating Net Income Per Share of Common Stock based on the Weighted Average Number Shares Outstanding for the years ended December 31, 1995 and 1994, respectively.

8.   STOCK OPTION PLAN

     On June 25, 1993, the Shareholders approved and adopted the 1993 Executive and Directors Stock Option Plan (the "Plan"). The Plan provides that the Board of Directors has the authority to issue up to 1,000,000 shares of the Fund's common stock for stock option awards. Under the Plan, options have been granted to Directors and management to purchase shares at fair market value at date of grant.

A summary of option activity is as follows:


                                                             Exercise Price
                                            Shares             Per Share
Options outstanding at January 1, 1993        ---                 ---

Options granted 1993                       170,000           $0.625
Options cancelled 1993                      (8,000)          $0.625
                                           -------
Options outstanding at December 31, 1993   162,000           $0.625
Options granted 1994                       170,000           $0.6875 - $1.125
Options cancelled 1994                     (10,000)          $1.125
Options exercised 1994                      (2,664)          $0.625
                                           -------
Options outstanding at December 31, 1994   319,336           $0.625 - $1.125
Options granted 1995                       171,000           $0.500 - $0.625
Options cancelled 1995                      (1,000)          $0.500
                                           -------
Options outstanding at December 31, 1995   489,336           $0.500 - $1.125
                                           =======


At December 31, 1995, options on 183,670 shares are exercisable at $0.50 to $1.25 per share and options on 508,000 shares were available for future grant.

9.   ARBITRATION AWARD PAYABLE

     The Fund and Banyan Mortgage Investors L.P. II ("BMLPII") acting for itself and on behalf of THSP Associates Limited Partnership II ("THSP") (formerly Banyan Mortgage Investors L.P. III) had agreed to resolve, by means of arbitration, the issue of the amount of compensation, if any, owed by the Fund to BMLPII in consideration for BMLPII's agreement to relinquish, and take no action with respect to its interests in certain Beverly Hills, California properties commonly known as the Buckeye properties when the Fund took control of certain of these properties in 1990. On July 20, 1994, a majority of two members of a panel of three arbitrators awarded BMLPII approximately $3,768,000 in connection with this

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   ARBITRATION AWARD PAYABLE (CONTINUED)

arbitration. On July 25, 1994, BMLPII filed suit in the Circuit Court of Cook County, Illinois to confirm the award. Pursuant to the terms of a negotiated settlement, the award was satisfied on October 17, 1994 by the payment of $3,250,000.


10.  INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at December 31, 1995, are as follows:


Deferred tax assets:
   Investment in real estate                 $ 19,320,389
   Notes and accounts receivable                  103,939
   Other                                           56,285
   Net operating loss carry
      forwards                                107,785,235
                                             ------------
   Total deferred tax assets                  127,265,848
   Less valuation allowance for
      deferred tax assets                    (127,265,848)
                                             ------------
   Net deferred tax assets                   $     ---
                                             ============

        As of December 31, 1995, the Fund had net operating loss carry forwards of approximately $268,122,000 which expire as follows: $83,040,000 in 2005; $55,604,000 in 2006; $120,412,000 in 2007; $3,536,000 in 2009; and $5,530,000
in 2010.

11.  LITIGATION AND CONTINGENCIES

     On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al (the "Illinois Litigation"). BMIF Monterey County Limited Partnership (the "Ownership Partnership") is controlled by a subsidiary of the Fund and it holds the ownership interest in the Bishop Ranch project. The complaint seeks: (i) the removal of the Fund's wholly-owned subsidiary, BMIF Monterey County Corp. as the general partner of the Ownership Partnership; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the Bishop Ranch project after the default in 1991 on the Fund's former mortgage loan; (iv) an accounting and (v) a constructive trust to be created for the benefit of one of the plaintiffs.

     The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. All parties have been served with and have answered initial discovery requests and are presently producing documents.

                        BANYAN MORTGAGE INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  LITIGATION AND CONTINGENCIES (CONTINUED)

     The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend the Illinois Litigation and to prosecute the Counterclaim and the Third Party Complaint. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois Litigation.

     On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al., (the "California Litigation").

     The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under a guaranty provided for in the Morgens Loan, (ii) to quiet title to the Bishop Ranch project, declaring null and void the interest of the various defendant lenders which arises under the Deed of Trust and (iii) an award of attorneys' fees and costs.

     The California Court has encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. The court gave the parties until April 19, 1996 to report to the court on the progress of such an agreement. The parties appeared before the Illinois Court on April 3, 1996, upon the defendants' motion, to request the Court to impose a discovery and trial schedule. The Illinois Court ordered that if the parties conclude discovery by September 13, 1996, a trial date would be set in September or shortly thereafter.

     None of the defendants has yet answered the California complaint. The Fund believes that the California Litigation is totally without merit and intends to vigorously defend it. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California Litigation.

12.  SIGNIFICANT ADJUSTMENTS

     After considering appraisals, market studies, financial projections and sales comparisons, management has taken a $3,600,000, $3,300,000 and $6,000,000 valuation adjustment on its 120 S. Spalding building, Bishop Ranch property, and Wayside Village development, respectively, during the fourth quarter of 1995. These adjustments have been reflected in the Consolidated Statements of Income and Expenses.