Form 10-Q
period 1996-03-31
BANYAN MORTGAGE INVESTMENT FUND
filed 1996-05-20
CIK 822829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


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



Shares of common stock outstanding as of May 15, 1996: 39,822,304.

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)


                                           1996                1995

ASSETS
Cash and Cash Equivalents            $    154,883        $    316,012
Restricted Cash                         1,702,481                ---
Repair, Improvement and Real
   Estate Tax Escrows                     617,969             775,754
Accounts Receivable (Net of
   Allowance for Doubtful Accounts
   of $121,000 and $65,000 for
   1996 and 1995, respectively)            49,991              76,110
                                      -----------        ------------
                                        2,525,324           1,167,876
                                      -----------        ------------


Investment in Real Estate:
   Land                                55,379,003          55,379,003
   Developments in Progress            30,924,263          30,872,769
   Real Estate Held for Sale           17,176,845          17,176,845
                                     ------------        ------------
Net Investment in Real Estate         103,480,111         103,428,617
                                     ------------        ------------
Net Investment in Real Estate
   Venture                                225,131           1,097,363
Deferred Financing Costs (Net of
   Accumulated Amortization of
   $481,429 and $399,831 for 1996
   and 1995, respectively)                827,767             909,365
Other Assets                            2,567,607           2,530,293
                                     ------------        ------------
Total Assets                         $109,625,940        $109,133,514
                                     ============        ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Liabilities
Accounts Payable and Accrued
   Expenses                          $  2,437,852        $  1,686,511
Interest Payable                        3,010,004           1,268,553
Real Estate Taxes Payable                 480,702             384,500
Mortgage Loans Payable                 33,625,737          33,625,737
                                     ------------        ------------
Total Liabilities                      39,554,295          36,965,301
                                     ------------        ------------


                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1996 AND DECEMBER 31, 1995 (CONTINUED)
                                  (UNAUDITED)



                                            1996                     1995
Stockholders' Equity
Shares of Common Stock, $0.01
   Par Value, 100,000,000 Shares
   Authorized, 39,842,404 Shares
   Issued                               348,205,447              348,205,447
Accumulated Deficit                    (278,122,486)            (276,025,918)
Treasury Stock, at Cost, 20,100                                             )
   Shares of Common Stock                   (11,316)                 (11,316
                                       ------------             ------------
Total Stockholders' Equity               70,071,645               72,168,213
                                       ------------             ------------
Total Liabilities and Stock-
   holders' Equity                     $109,625,940             $109,133,514
                                       ============             ============
Book Value Per Share of Common
   Stock (39,822,304 Shares
   Outstanding)                        $       1.76             $       1.81
                                       ============             ============

The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                          1996             1995
INCOME
  Interest on Cash and Cash
    Equivalents                       $   10,353       $   86,111
  Operating Property Revenue             205,559          531,260
                                      ----------       ----------
Total Income                             215,912          617,371
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses            129,432          116,655
  Development Property Expenses          414,082          412,521
  Repairs and Maintenance                 34,422           47,842
  Real Estate Taxes                      182,139           88,909
  Depreciation                             5,404          102,976
  Bad Debt (Recovery) Expense             56,000          (13,000)
Total Expenses From Property          ----------       ----------
  Operating Activities                   821,479          755,903
                                      ----------       ----------

  Other Expenses (Recoveries):
  Stockholder Expenses                    50,595           71,847
  Directors' Fees, Expenses
    and Insurance                         79,709          129,748
  Other Professional Fees                353,363           74,335
  General and Administrative             463,788          301,799
  Recovery of Losses on Mortgage
    Loans, Notes and Interest
    Receivable                          (418,972)        (495,591)
  Interest Expense and
    Amortization of Deferred Loan
    Costs                              1,942,349          681,454
                                      ----------       ----------
Total Other Expenses                   2,470,832          763,592
                                      ----------       ----------
Total Expenses                         3,292,311        1,519,495
                                      ----------       ----------

                        BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CONTINUED)
                                  (UNAUDITED)



                                         1996                  1995
Operating Loss                         (3,076,399)           (902,124)
Net Income (Loss) From Operations
  of Real Estate Venture                  979,831             (43,629)
Gain on Dispositions                         ---                1,017
  of Real Estate                      -----------           ---------
Net Loss                              $(2,096,568)          $(944,736)
                                      ===========           =========

Net Loss Per Share of Common
  Stock (Based on Weighted
  Average Number of Shares
  Outstanding of 39,822,304
  and 39,742,395 during 1996
  and 1995, respectively)             $     (0.05)          $   (0.02)
                                      ===========           =========



The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                           Common Stock             Accumulated         Treasury
                     Shares         Amount            Deficit             Stock             Total
Stockholders'
Equity,
December 31,
1995               39,842,404     $348,205,447     $(276,025,918)       $(11,316)       $72,168,213

Net Loss              ---              ---            (2,096,568)          ---           (2,096,568)
                  ----------      ------------     -------------        --------        -----------

Stockholders'
Equity,           39,842,404      $348,205,447     $(278,122,486)       $(11,316)       $70,071,645
March 31, 1996    ==========      ============     =============        ========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                            1996                   1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                $(2,096,568)            $ (944,736)

Adjustments to Reconcile Net
  Loss to Net Cash Used In
  Operating Activities:
  Depreciation                                5,404                102,976
  Amortization of Deferred
    Loan Costs                               81,598                 82,469
  Provision (Recovery) for Bad
    Debts                                    56,000                (13,000)
  Gain on Disposition of
    Real Estate                                ---                  (1,017)
  Net (Income) Loss From Operations
  of Real Estate Venture                   (979,831)                43,629
  Net Change In:
  Interest Receivable on Cash and
    Cash Equivalents                           ---                     603
  Restricted Cash                        (1,702,481)                  ---
  Real Estate Tax Escrow                       ---                (101,200)
  Accounts Receivable                       (29,881)                11,685
  Other Assets                              (42,718)                33,017
  Accounts Payable and Accrued
    Expenses                                751,341               (290,141)
  Real Estate Taxes Payable                  96,202                127,376
  Interest Payable                        1,741,451                110,557
                                        -----------             ----------
Net Cash Used In Operating
  Activities                             (2,119,483)              (837,782)
                                        -----------             ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of Investment Securities           ---               (2,880,000)
  Proceeds From Sale of Real Estate           ---                  538,719
  Increase in Developments in
    Progress                                (51,494)            (1,738,115)
  Decrease (Increase) in Repair and
    Improvement Escrow                      157,785                (93,224)
  Distributions From Real Estate
    Venture                               1,852,063                 56,411
  Purchases of Land and Property
    Improvements                              ---                  (77,755)
                                        -----------             ----------
Net Cash Provided by (Used in)
  Investing Activities                    1,958,354             (4,193,964)
                                        -----------             ----------


                        BANYAN MORTGAGE INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CONTINUED)
                                  (UNAUDITED)

                                               1995                     1996
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from Mortgage Loans
    Payable                                     ---                    305,859
  Payment of Mortgage Loans Payable             ---                   (737,224)
                                         -----------               -----------
Net Cash Provided by (Used in)
  Financing Activities                          ---                   (431,365)
                                         -----------               -----------
Net Decrease in Cash and Cash
  Equivalents                               (161,129)               (5,463,111)

Cash and Cash Equivalents at
  Beginning of Period                        316,012                 8,040,629
                                         -----------               -----------
Cash and Cash Equivalents at
  End of Period                          $   154,883               $ 2,577,518
                                         ===========               ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



     Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund") audited consolidated financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.


1.   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements, as of March 31, 1996, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Laguna Seca Ranch partnerships in which the Fund owns, indirectly through wholly-owned subsidiaries, controlling 50% general partnership interests. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since the minority partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest currently has no value, therefore all of the above partnerships' losses as of March 31, 1996 have been allocated to the Fund. Profits may be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

2.   DEBT DEFAULT AND BASIS OF PRESENTATION

     In 1994, the Fund executed a credit agreement with a group of lenders, for which Morgens, Waterfall Vintiadis & Co., Inc. ("Morgens") served as agent, that is collateralized by substantially all of the assets of the Fund. As of March 31, 1996, the principal balance outstanding was $23,233,738. The Fund has not made the January 1, or April 1, 1996 required interest payments of approximately $1,025,000 and $1,179,000, respectively. Morgens notified the Fund that this non-payment of interest constitutes an "Event of Default" under the Credit Agreement and reserved all of its rights and remedies under the Credit Agreement (including demand of immediate payment of the outstanding principal amount) but has taken no additional action. In addition, the Fund is in default on a mortgage loan payable to Societe General ("SoGen") which has a principal balance of $6,360,000 outstanding as of March 31, 1996.

                       BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)


2.  DEBT DEFAULT AND BASIS OF PRESENTATION (CONTINUED)


        Effective as of April 12, 1996, an Agreement and Plan of Merger (the "Merger Agreement") was executed among the Fund and RGI Holdings, Inc. ("RGI Holdings") and its wholly owned subsidiary, RGI U.S. Holdings ("RGI U.S." or collectively "RGI"). The Merger Agreement provides, among other things, for the following (the "RGI Transaction"):

      (1) At the initial closing, RGI Holdings will acquire 7,466,666 shares of the Fund's common stock for $3,500,000 in cash.

      (2) Also at the initial closing, RGI Holdings will purchase the Morgens loan and SoGen loan; from the holders thereof; and enter into a modification agreement for each loan under which RGI Holdings will agree, among other things, not to accelerate the Morgens loan or the SoGen loan nor foreclose upon any collateral securing the Morgens loan or the SoGen loan based upon any events of default occurring
           (i) on or before May 15, 1996, (ii) as a result of the execution of the Merger Agreement, or (iii) as a result of any non-monetary default occurring between May 15, 1996 and the earlier of (a) December 31, 1996 or (b) the Merger or the termination of the Merger Agreement.

      (3) Subsequent to the initial closing, upon approval of the Fund's stockholders and the satisfaction of other conditions precedent, RGI U.S., which is wholly-owned by RGI Holdings will be merged with and into Banyan and all of the outstanding shares of RGI U.S. will be converted into 151,445,333 shares of the Fund. The Merger will result in the Fund owning all of the real estate assets of RGI U.S. and RGI Holdings will own approximately 80% of the outstanding stock of the Fund. The merger is expected to be consummated before the end of 1996.

     The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and the classification of assets that would result from the default under the Morgens loan or the SoGen loan due to the likelihood of completing the initial closing of the RGI Transaction. Specifically, the carrying amount of the Fund's development real estate continues to be evaluated for impairment based on the undiscounted cash flows estimated to be generated by those assets over the development period without regard to the default. If the RGI Transaction were not completed and the defaults under the Morgens loan or the SoGen loan are not otherwise cured or waived, the classification of the Fund's development real estate may be changed to "held for disposal" possibly necessitating a valuation allowance to reflect such assets at current disposable fair market value.

3. RESTRICTED CASH

     Restricted cash represents cash proceeds received during the quarter ended March 31, 1996 from the sale by the Oakridge Venture of certain portions of the Oakridge property as described below (see Note 6,

                        BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

3.   RESTRICTED CASH (CONTINUED)

"Investment in Real Estate Venture"). As a result of the Morgens default, as described above (See Note 2, "Debt Default and Basis of Presentation"), Morgens, in protecting its right to demand immediate repayment of its loan, has restricted the use of the Oakridge sales proceeds pending the completion of the purchase of this loan by RGI Holdings. The total amount received by the Fund has been reduced by amounts released by Morgens for the payment of certain specific operating expenses.

4.   RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. The reclassifications have not changed the 1995 operating results.

5.   TRANSACTIONS WITH AFFILIATES

     Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to total BMC personnel hours. The Fund's allocated share of costs for the three months ended March 31, 1996 and 1995 aggregated $394,340 and $218,502, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of March 31, 1996, the Fund had a net payable due to BMC of $454,469. The net payable is included in the accounts payable and accrued expenses in the Fund's consolidated balance sheet.

6.   INVESTMENT IN REAL ESTATE VENTURE

        On February 5, and March 1, 1996, the VST/VMIF Oakridge Partnership (the "Oakridge Venture") of which the Fund owns a 50% interest through a wholly-owned subsidiary, sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel of the Oakridge property to an unaffiliated party for approximately $2,200,000. The Oakridge Venture utilized the proceeds to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs, the Oakridge Venture received net proceeds from the sales of $4,180,505 (including $467,928 of deposits received during 1995)of which $2,090,253 was distributed to the Fund in respect of its 50% interest in the Oakridge Venture. The Fund recognized a gain

                        BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


equal to approximately $1,051,000. The Oakridge Venture is currently engaged in negotiations to sell the remaining five-acre retail parcel at the Oakridge property.

7.   RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

     For the quarters ended March 31, 1996 and 1995 the Fund received cash distributions of $418,972 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). The Fund has treated $418,972 and $495,591, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. As of December 31, 1995 and March 31, 1996, a total of $127,468 of these distributions has been recorded as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due under the terms of the previously settled VMS securities litigation. This amount is recorded in Accounts Payable and Accrued Expenses at March 31, 1996.

8.   LITIGATION AND CONTINGENCIES

     On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; (the "Illinois Litigation"). BMIF Monterey County Limited Partnership (the "Ownership Partnership") is controlled by a subsidiary of the Fund and it holds the ownership interest in the Laguna Seca project. The complaint seeks: (i) the removal of the Fund's wholly-owned subsidiary, BMIF Monterey County Corp. as the general partner of the Ownership Partnership; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the Laguna Seca Ranch project after the default in 1991 on the Fund's former mortgage loan; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs.

     The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. All parties have been served with and have answered initial discovery requests and are presently producing documents.

     The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend the Illinois Litigation and to prosecute the Counterclaim and the Third Party Complaint. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees expended or incurred in defense of the Illinois Litigation.

     On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v.

                        BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


8.  LITIGATION AND CONTINGENCIES (CONTINUED)

BMIF Monterey County Limited Partnership, et al; (the "California Litigation").

     The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under a guaranty provided for in the Morgens Loan, (ii) to quiet title to the Laguna Seca Ranch project, declaring null and void the interest of the various defendant lenders which arises under the Deed of Trust and (iii) an award of attorneys' fees and costs.

        The California Court has encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. On April 19, 1996, the parties reported to the California Court that a schedule had been promulgated in the Illinois Litigation providing that if the parties concluded discovery by September 13, 1996, a trial date would be set in September or shortly thereafter. The California Court then ordered that provided discovery is completed by August 31, 1996, and a trial commences in Illinois during September of 1996, no further action will be taken.

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


9.  SUBSEQUENT EVENTS

On April 22, 1996 the Fund sold the 120 S. Spalding property to an unaffiliated third party for $7,450,000. After payment of selling commissions of $186,250, transfer taxes and title charges of $23,290 and net prorations and credits totalling $268,875 for real estate taxes, rent, net operating expenses, security deposits and contingencies, the Fund received net proceeds of $6,971,585, which will be held as Restricted Cash pending the purchase of the Morgens loan by RGI.

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

        The Fund owns interests in five undeveloped or partially developed parcels of land aggregating approximately 5,600 acres. In particular, the Fund effectively owns 100% of the Southbridge, Wayside, Charles County and Laguna Seca Ranch projects because the remaining limited partnership interests in the projects are subordinated to a specific return on investment to the Fund and the proceeds to be generated from the projects will likely be insufficient to meet the total prioritized return due to the Fund. Therefore, since such limited partners have made no investment in the respective partnerships, have no control over the operations of the partnerships and are not obligated to fund losses in excess of their investment, their minority interests have been accorded no value in the Fund's financial statements. The Fund believes that the value of these assets can be positively impacted through some combination of: (i) prudent management, (ii) enhancement of entitlements and zoning applicable to the undeveloped land; and(iii) completing infrastructure improvements and developing lots for sale to builders. A substantial portion of the Fund's assets, measured by the carrying value, is comprised of interests in large tracts of undeveloped land in metropolitan Washington D.C. (Southbridge/Wayside and Chapman's Landing) and Northern California (Laguna Seca Ranch) all of which are in various stages of the entitlement process. The Fund believes that long-term shareholder value will be maximized by completing the entitlements and various infrastructure improvements at the Wayside Village, Southbridge and Chapman's Landing properties which could make each of these properties more marketable. As of March 31, 1996, the Fund's cash position and financing capabilities are, however, insufficient to proceed with the entitlement and development of these assets. In addition to the sale of 120 S. Spalding, which occurred on April 22, 1996 (see below), the Fund is currently working to enhance its cash and liquidity position through the sale of smaller ancillary land parcels extraneous to the overall development plan of its undeveloped land parcels and has entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 12, 1996 with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned affiliate, RGI U.S. Holdings, Inc., ("RGI U.S."; collectively with RGI Holdings, "RGI"; all events pursuant to the Merger Agreement; the "RGI Transaction"). As described more fully herein, the Fund entered into the Merger Agreement with RGI in order to provide the Fund with additional liquidity and capital resources which management believes are necessary to proceed with the implementation of the Fund's business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and restricted cash consist of cash and short-term investments. The Fund's cash, cash equivalents and restricted cash balance at March 31, 1996 and December 31, 1995 was $1,857,364 and $316,012,
respectively. This increase in cash, cash equivalents and restricted cash, entirely attributable to cash flow from Investing Activities, is due primarily to the Fund's receipt of its 50% share of cash proceeds from the VST/VMIF Oakridge Partnership (the "Oakridge Venture") in the amount of $1,856,289 from the sale of 205 acres of the Oakridge property. Of this amount, $1,702,481 is being classified as Restricted Cash, as of March 31, 1996, as a result of the debt defaults which are described below. The total amount received from the Oakridge Venture has been reduced by amounts released by the lender for payment of certain specific operating expenses. Assuming the successful completion of the initial closing of the RGI Transaction, described below, then the balance of these proceeds will be available to the Fund. If the initial closing does not occur, the lender has the right to apply the entire Restricted Cash balance toward repayment of its loan. Also contributing to the increase in cash was the receipt of $418,972 from the Fund's interests in two liquidating trusts and income from property operating activities. Partially offsetting the increase in cash and cash equivalents and restricted cash was the payment of expenses and capitalized items related to the development properties and the payment of the Fund's operating expenses.

        Management has taken a number of steps in an effort to enhance the Fund's working capital position. Over the past several years, the Fund's liquidity has been provided by cash reserves; cash generated from the operations of the Fund's existing operating properties; which, as of March 31, 1996, consisted solely of 120 S. Spalding; interest on short term investments; cash proceeds from property sales; interim financing and cash distributions received from the liquidating trusts. These sources have not and do not produce the working capital necessary to meet the cash requirements for both development and entitlement costs related to developing the properties and paying the Fund's operating costs.

        During 1996, the Fund has continued its efforts to enhance its liquidity position through the Oakridge Venture's sale of the Oakridge property pursuant to the Fund's 50% interest, the sale of the 120 S. Spalding property as completed on April 22, 1996 (see below) and the future sale of smaller ancillary land parcels extraneous to the overall development plan of its undeveloped land parcels. These proceeds will be used to pay interest and some of the Fund's operating costs but will be insufficient to provide the Fund with the cash proceeds necessary for the continued implementation of its business plan.

        The Fund entered into an Agreement and Plan of Merger (the "Merger Agreement") with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned affiliate RGI U.S. Holdings Inc., ("RGI U.S." or collectively "RGI") effective April 12, 1996. Under the Merger Agreement, RGI Holdings will invest $3,500,000 to acquire 7,466,666 shares or approximately 16% of the Fund's outstanding common stock, and will purchase the loan made to the Fund in October 1994 by a group of lenders for which Morgens, Waterfall,

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Vintiadis & Co., Inc. (the "Morgens Loan") served as agent and will also purchase the mortgage loan made to the Fund Societe Generale ("SoGen Loan"). Each of these loans was in default as of March 31, 1996. As part of the Merger Agreement, RGI Holdings has agreed not to accelerate the Morgens Loan or the SoGen Loan prior to December 31, 1996 nor foreclose on any collateral securing the Morgens Loan or the SoGen Loan based upon any events of default occurring (i) on or before May 15, 1996; or (ii) as a result of the execution of the Merger Agreement; or (iii) as a result of any non-monetary default occurring between May 15, 1996 and the earlier of (a) December 31, 1996 or (b) the Merger or the termination of the Merger Agreement.

        Subject to the approval of the Fund's stockholders, RGI U.S. will be merged with and into the Fund, with all of the outstanding shares of RGI U.S. being converted to 151,445,333 shares of the Fund's common stock. RGI U.S. owns a shopping center in Lynnwood, Washington and two development properties in Vero Beach, Florida. If the merger is approved, RGI Holdings will own approximately 80% of the Fund's outstanding shares of common stock. The Fund anticipates seeking a vote on this merger at its annual meeting which is not expected to occur until the early Fall 1996 after the Fund makes the necessary regulatory filings associated with the proposed merger.

        Management of the Fund believes that its remaining cash reserves, proceeds from the sale of 120 S. Spalding, its interest in the Oakridge Venture, ancillary land parcels at its development properties, and the cash proceeds and capital resources to be derived from the initial closing under the Merger Agreement, should provide sufficient funds to meet its reasonably expected liquidity needs until completion of the merger. However, the Fund's ability to complete and implement its business plans is dependent upon its success in obtaining construction financing which will be facilitated by the completion of the RGI Transaction. If the RGI Merger is not approved by the Stockholders of the Fund, the Fund may be required to dispose of portions of its core assets at fair market value which may likely be below the carrying values as of March 31, 1996 in order to pay off its debt.

RESULTS OF OPERATIONS

GENERAL

     Total income for the quarter ended March 31, 1996, and 1995 was $215,912 and $617,371, respectively. Total income for the quarter ended March 31, 1996 decreased when compared to the quarter ended March 31, 1995 due primarily to a decrease in operating property income. Operating property income decreased to $205,559 during the quarter ended March 31, 1996 from $531,260 for the quarter ended March 31, 1995. The $325,701 decrease in operating property income is primarily attributable to the 67% decrease in occupancy at the 120 S. Spalding property which occurred in March 1995. Also contributing to this decline was a decrease in interest income from cash and cash equivalents due to the decrease in cash available for investment.

        Expenses from property operating activities for the quarters ended March 31, 1996 and 1995 were $821,479 and $755,903, respectively. The $65,576 increase in expenses from property operating activities for the quarter ended March 31, 1996 when compared to the same period in 1995 was primarily attributable to the increase in bad debt expense, real estate tax expense, and operating property expenses. Bad debt expense increased by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



$69,000 during the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 due to write-offs taken regarding the settlement of certain receivables at the 120 S. Spalding property during the first quarter of 1996 as well as the recognition of recoveries of certain receivables during the first quarter of 1995. Real estate taxes increased by $93,230 for the quarter ended March 31, 1996 when compared to the prior year period due to the Fund's election to expense real estate taxes rather than capitalize them as has been done during the same period in 1995. This change in treatment was due to the Fund's delay in proceeding forward with the development at its Chapman's Landing and Wayside Village projects as a result of insufficient cash proceeds available to meet their costs as discussed above in Liquidity and Capital Resources. This cash shortfall resulted from the failure in 1995 and 1996 to sell land lots at Wayside Village and, thereby, reduce the Fund's debt and provide cash resources. The corresponding debt defaults (described above) have prevented the Fund from advancing its development plans and the Fund will continue to expense real estate and other holding costs for the Chapman's Landing and Wayside Village projects until the Fund is able to resume development infrastructure improvements which is anticipated to be sometime during the third quarter of 1996 assuming the successful completion of the RGI Transaction and its ability to obtain construction financing. Property operating expenses increased by $12,777 due primarily to the increase in costs associated with the sales and marketing efforts to sell the 120 S. Spalding property. Partially offsetting these increases in property operating expenses were decreases in depreciation and repair and maintenance expenses of $110,992. No depreciation was taken on the 120 S. Spalding building during the quarter ended March 31, 1996 as the valuation allowance taken in the fourth quarter of 1995 had reduced the depreciable basis of the building to zero. Repair and maintenance expense decreased by $13,420 due primarily to the 67% decrease in occupancy for the 120 S. Spaulding building which reduced the demand for repair and maintenance services effective March 1995.

        Total other expenses for the quarter ended March 31, 1996 and 1995 were $2,470,832 and $763,592, respectively. This change represents an increase of $1,707,240 for the first quarter of 1996 when compared to the same period in 1995 and is primarily attributable to an increase in interest expense and amortization of deferred loan costs which totalled $1,942,349 and $681,454 for the quarters ended March 31, 1996 and 1995, respectively. The $1,260,895 increase in interest on amortization of deferred loan costs for the quarters ended March 31, 1996 when compared to 1995 is primarily attributable to the Fund's election to expense all interest on the Morgens Loan incurred during the first quarter of 1996 rather than capitalize it as had been done during the same period in 1995. This change in treatment was due to delays in the development at its Chapman's Landing and Wayside Village projects as described above with regard to real estate taxes. The Fund will continue to expense interest and other holding costs for the Chapman's Landing and Wayside Village projects unless and until development of infrastructure improvements resumes which is anticipated for sometime during the third quarter of 1996 assuming the successful completion of the RGI Transaction and its ability to obtain construction financing. Also contributing to the increase in other expenses for the quarter ended March 31, 1996 when compared to the same period in 1995, was the increase in other professional fees and general and administrative expenses as well as the reduction in the recovery of losses on mortgage loans, notes and interest receivable. Other professional fees increased by $279,028 primarily due to the litigation costs associated with the Monterey County Partners dispute as discussed in Note 8, "Litigation and Contingencies" in the Notes to Consolidated Financial Statements. General and administrative

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses increased due primarily to an increase in Banyan Management
Corp ("BMC") expenses which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund-related matters. A significant amount of hours were required by BMC personnel, during the quarter ended March 31, 1996, relating to efforts to sell a portion of the Oakridge property and all of 120
S. Spalding as well as negotiating and finalizing the terms of the Merger Agreement. During the quarters ended March 31, 1996 and 1995, the Fund received cash distributions of $418,972 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). The Fund has treated $418,972 and 495,591, respectively of these amounts, as a recovery of losses on loans, notes and interest receivables. A total of $127,471 of these distributions has been recorded, as of December 31, 1995 and March 31, 1996, as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due as required per the terms of the previously settled VMS securities litigation. Partially offsetting these increases are the decreases in stockholder expenses and directors fees, expenses and insurance for the quarter ended March 31, 1996 when compared to the same period in 1995. Stockholder expenses decreased by $21,252 for the quarter ended March 31, 1996 due to BMC personnel performing certain tasks related to investor relations which had previously been provided by third parties. Directors fees, expenses and insurance decreased by $50,039 due to improved rates received for directors' and officers' insurance.

     Net income from operations of real estate venture relates to the Fund's interest in the Oakridge Venture and was $979,831 for the quarter ended March 31, 1996 compared to a net loss from operations of real estate venture of $43,629 for the quarter ended March 31, 1995. The $979,831 net income consists of a $1,050,936 gain from the sale of 205 acres and a loss on operations of $71,105. The increase in the operating loss between 1996 and 1995 is primarily due to the increase in expenses related to marketing and selling the property during 1996. For the quarter ended March 31, 1995, the Fund recognized a gain on the disposition of real estate in the amount of $1,017 related to lot sales at the Wayside Village property. No lots were sold at the Wayside Village during the quarter ended March 31, 1996. See Property Operations below for additional details.

     The above changes for the quarters ended March 31, 1996 and 1995 resulted in a net loss of $2,096,568 ($0.05 per share) and $944,736 ($0.02 per share), respectively.

PROPERTY OPERATIONS

     As of March 31, 1996, the Fund owned a medical office building located at 120 S. Spalding Dr. in Beverly Hills, California which was 27% leased at March 31, 1996 and 1995, respectively. For the quarter ended March 31, 1996, the 120
S. Spalding property provided the Fund with cash flow from rental income in excess of operating expenses of approximately $54,000 as compared to approximately $274,000 for 1995. The $220,000 decrease is a result of the decrease in rental income attributable to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expiration of the lease of the building's largest tenant, City National Bank ("City National") which occupied two-thirds of the building in through mid March 1995. On April 22, 1996, the Fund sold the 120 S. Spalding property to an unaffiliated third party for $7,450,000. After payment of selling commissions of $186,250, transfer taxes and title charges of $23,290 and net prorations and credits totalling $268,875 for real estate taxes, rent, net operating expenses, security deposits and contingencies, the Fund received net proceeds of $6,971,585 which will be held as Restructured Cash pending the purchase of the Morgens Loan by RGI Holdings.

     In addition to the 120 S. Spalding property, the Fund owns interests in five parcels of land, Southbridge, Wayside Village, Chapman's Landing, Laguna Seca Ranch and Oakridge. During the quarter ended March 31, 1996, the Fund disbursed a net total of approximately $51,000, excluding mortgage loan principal repayments, for capitalized development costs and carrying costs on Wayside Village. The expenditures were primarily for land planning, engineering, site improvements and entitlement work. (See discussion below for further details).

        The Fund's Southbridge project consists of approximately 2,048 acres, of which, 278 acres was previously zoned for residential development. On January 5, 1993, the Prince William County Board of Supervisors approved the Cherry Hill Sector Plan for the remaining 1,770 acres of land in the project which is now entitled for 4,100 residential units and 4,200,000 square feet of commercial space. The Fund believes that the sector plan designation enhances the property's value and marketability. The Fund will seek to implement its business plan for the Southbridge project which currently calls for continued marketing efforts designed to achieve sales of certain portions of the project beginning in the third quarter of 1996. The Fund contemplates selling small ancillary parcels of the site and will utilize any net sales proceeds to repay portions of outstanding debt obligations of the Fund.

        The Wayside Village property was acquired by the Fund in May of 1991. The Fund plans to continue its efforts to fund site-infrastructure work so that additional finished lots can be sold to third party developers and builders. The project is currently zoned for 2,224 residential units and 280,000 square feet of commercial space. Pursuant to the modification of the Fund's SoGen Loan and Morgens Loan, the sale of 120 S. Spalding and the RGI merger, (if approved by the stockholders), it is the intent of the Fund to obtain financing to continue infrastructure and site improvements at the Wayside Village property so that additional finished lots can be sold. As of March 31, 1996 there were 1,124 unfinished residential units and 280,000 square feet of commercial space available for sale under the current development plan. The investments made to date by the Fund at Wayside Village have primarily been utilized for completion of engineering, lot development, capitalized interest and real estate taxes. Once lot development commences and improvements are made at Wayside Village, it is the Fund's belief that negotiation of additional sales contracts with homebuilders and developers can be finalized. As a result of the Fund's inability to complete the necessary lot and infrastructure improvements at Wayside Village as scheduled due to a shortfall in cash resources through March 31, 1996 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for the year ended December 31, 1995, the Fund was unable to complete and sell the volume of lots and home sites as originally projected in its business plan, thereby extending the time frame, in excess of two years, for the sell-off the Wayside development. The holding costs associated with the Wayside project during 1995 were capitalized and added to the asset's carrying value as it proceeded with the various infrastructure improvements. As a result of insufficient cash resources for continued development, effective January 1, 1996, the holding costs associated with the Wayside project have been expensed.

     In August 1992, the Charles County zoning and development plan was approved by the Charles County commissioners and the project is now included in the overall comprehensive development plan for Charles County, Maryland. On October 11, 1994 Charles County approved zoning modifications for Chapman's Landing increasing the project's total density count to 4,600 residential units from 3,500 units and 2,000,000 square feet of commercial space from 1,000,000 square feet. During the first quarter of 1996, the Fund continued its efforts to secure the necessary permits to allow development of the project to commence and complete engineering work on sections of Phase I of the project. Phase I of the project consists of 330 acres and is planned for development of 404 single-family homes and 172 townhomes. The Fund intends to begin infrastructure and site improvements on Phase I at Chapman's Landing in the third quarter of 1996 upon completion of the RGI Merger if approved by the stockholders. As of March 31, 1996, the Fund has one executed sales contract and has two pending with home developers for the sale of an aggregate of approximately 260 residential finished lots in Phase I of the Chapman's Landing development.
These contracts provide for the sale of 175 townhome lots and 85 single family home lots. The contracts are subject to the home developers' due diligence, feasibility studies and other performance contingencies. Also, the Fund is currently in negotiations with several other national and regional builders and developers to sell finished lots and/or development sites in Phase I of Chapman's Landing. The Fund anticipates that additional sales contracts will be finalized sometime in the first half of 1996 with sales of finished lots to builders beginning in early 1997. The Fund's expenditures at the Chapman's Landing development have primarily been for completion of zoning, engineering, capitalized interest, and real estate taxes.

     On September 12, 1995 the Monterey County Board of Supervisors approved the Environmental Impact Report, Zoning and Conditional Use Permits for the Laguna Seca Ranch property which provides for the development of 253 single family and townhome lots and an eighteen-hole golf course. With the zoning and entitlement work now completed for the Laguna Seca Ranch property and no immediate plans to begin development at the property, the Fund has elected, effective January 1, 1996, to expense all holding costs associated with Laguna Seca Ranch. It is the Fund's intent to begin marketing efforts on the Laguna Seca Ranch property pursuant to an outright sale or possible joint venture development of the project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     The Fund owns a 50% interest in the Oakridge joint venture (the "Venture"). The property was comprised of 270 acres of vacant land located in Hollywood and Dania, Florida which had been operated as a golf course. On September 30, 1994, the Venture sold a 60-acre residential parcel of the Oakridge site to an unaffiliated third party for $4,100,000. On February 5, 1996 and March 1, 1996, the Venture sold a total of 180 acres to an unaffiliated party for approximately $4,000,000. In addition, on March 1, 1996, the Venture sold an additional 25-acre parcel of the Oakridge site to an unaffiliated party for approximately $2,200,000. The variance in the price per acre between the three contracts is due to a difference in unit density approved for the individual parcels as well as a difference in the number of developable acres in each parcel. The February and March, 1996 sales enabled the Venture to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs the Venture received net proceeds from the sales of $4,180,505 of which $2,090,253 was distributed to the Fund. The Venture is currently engaged in negotiations to sell the remaining 5-acre retail parcel at the Oakridge site.

     The Fund has a contract interest in 950 L'Enfant Plaza, an eight story office building with two parking levels located in a four-building complex with 232,000 square feet of rentable space located in Washington D.C. The property is currently under a renovation and retenanting program which is anticipated to be completed in 1996. The Fund is entitled to 2.5% of the monthly cash flow from operations of the property, which provided $27,594 in cash flow to the Fund for the quarter ended March 31, 1995. No cash flow payments were received in 1996 due to the current interruption in cash flow due to the termination of the lease with the building's tenant while retenanting of the building is under way. The Fund is also entitled to receive 4% of the gross sales proceeds of the property upon sale. The Fund is not entitled to participate in the decisions of management in respect to the property.

LITIGATION AND CONTINGENCIES

     On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation are as follows: (a) Monterey County Partners, a partnership which itself is a partner with the Fund's subsidiary, BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owns the Laguna Seca project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners and the 99% limited partnership interest in VMS Laguna Seca Limited Partnership and (c) VMTGZ Mortgage Investors, L.P.II, the principal beneficiary of Investors Liquidating Trust.

                       BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)

LITIGATION AND CONTINGENCIES (CONTINUED)


     Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine,
President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement. Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation.

     The complaint seeks: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Count I of the complaint, seeking the removal of BMIF Monterey County Corp. as general partner and the replacement with Kimball Small Residential Properties, Inc. has been stricken on the Fund's motion. An amended Count I eliminates the request that Kimball Small Residential Properties, Inc. be named as the replacement general partner.

     The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. The Counterclaim seeks a dissolution of the Ownership Partnership and a wind-up of its affairs and monetary damages against Monterey County Partners. The Counterclaim and Third Party Complaint seek monetary damages against Kimball Small Management and Kimball Small Residential Properties, Inc., which were associated with Monterey County Partners. All parties have served and answered initial discovery requests and are presently producing documents. Depositions of certain parties and others have been noticed but no testimony has yet been given.

     The parties appeared before the Illinois Court on April 3, 1996, upon the defendants' motion, to request the Court to impose a discovery and trial schedule. The Illinois Court ordered that if the parties conclude discovery by September 13, 1996, a trial date would be set in September or shortly thereafter.

     On May 14, 1996, the Plaintiff filed a pleading entitled First Amended Complaint To Remove and Replace General Partner, For Declaratory Judgment, An Accounting, To Set Aside Fraudulent Transfers, To Quiet Title And For Other Equitable Relief And For Damages which purports to name, as additional defendants, the Fund, RGI Realty, Inc., the various Morgens, Waterfall Lenders, Mr. Levine and Banyan Management Corp. The Fund is reviewing this complaint.

                       BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)




LITIGATION AND CONTINGENCIES (CONTINUED)

        The Fund believes the Illinois Litigtion is totally without merit and intends to vigorously defend the Illinois Litigation and to prosecute the Counterclaim and the Third Party Complaint. The partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois Litigation.

        On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al; Case No. 105280 (the "California Litigation").


        The plaintiff entity, which is a partner with the Fund's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF
Monterey County Limited Partnership, which owns the Laguna Seca Ranch property (the "Ownership Partnership") has filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens Loan, which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Laguna Seca Ranch property.

        The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under the Morgens Loan guaranty;
(ii) to quiet title to the Laguna Seca Ranch project, declaring null and void the interest of Morgens under the Deed of Trust; and (iii) an award of attorneys' fees and costs.

        A motion to stay the California case, made by all defendants, was heard and denied without prejudice on January 5, 1996. Subsequently, on March 8, 1996, the court held a hearing on several motions to dismiss filed by all defendants. The California Court encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. On April 19, 1996, the parties reported to the California Court the schedule that had been promulgated in the Illinois Litigation. The California Court then ordered that provided discovery is completed by August 31, 1996, and a trial commences in Illinois during September of 1996, no further action will be taken in California.

        None of the defendants has yet answered the California complaint. The Fund believes that the California Litigation is totally without merit and intends to vigorously defend it. As stated above, the partnership agreement which creates the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California Litigation.

                       BANYAN MORTGAGE INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)

LITIGATION AND CONTINGENCIES (CONTINUED)

     In a related but separate action entitled BMIF Monterey County Limited Partnership v. Lombardo et al; Case No. 106363, Superior Court of California, Monterey County, the Ownership Partnership seeks a writ of possession against Anthony Lombardo, a local attorney, who, the Ownership Partnership contends formerly represented it and who is therefore in possession of documents belonging to the Ownership Partnership. The trial court denied the plaintiff's application for a writ of possession and Lombardo has counterclaimed alleging abuse of process. The Ownership Partnership has filed motions to dismiss the counterclaim. A hearing on the motions to dismiss has been scheduled for May 31, 1996.

     The Registrant is not aware of any other material pending legal proceedings as of May 15, 1996.

                                    PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are included with this Report.


        The following exhibits are incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


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

     Exhibit Number               Description

       (3)(a)           Restated Certificate of Incorporation
       (3)(b)           By-Laws

        The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994:


     Exhibit Number               Description

       (10)             Material Contracts

                        Description of Registrant Credit Agreements,
                        Notes and Warrants with Morgens Waterfall,
                        Vintiadis & Co. Inc., Exhibit 10(a) through
                        10(n).


     (b) No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN MORTGAGE INVESTMENT FUND




       By:  /s/                                      Date:  May 20, 1996
            Leonard G. Levine, President




       By:  /s/                                     Date:  May  20, 1996
            Joel L. Teglia, Vice President,
            Chief Financial and Accounting Officer

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN MORTGAGE INVESTMENT FUND




        By:  ______________________________          Date:  May 20, 1996
             Leonard G. Levine, President




        By:  ______________________________          Date:  May 20, 1996
             Joel L. Teglia, Vice President,
             Chief Financial and Accounting Officer