Form 10-Q
period 1996-06-30
BANYAN MORTGAGE INVESTMENT FUND
filed 1996-08-14
CIK 822829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES (x).   NO ( ).


Shares of common stock outstanding as of August 14, 1996:  47,307,527.



                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                         BANYAN MORTGAGE INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                        1996                   1995

 ASSETS
 Cash and Cash Equivalents          $  6,647,172          $    316,012
 Repair, Improvement and Real
   Estate Tax Escrows                    647,110               775,754
                                    ------------          ------------
                                       7,294,282             1,091,766
                                    ------------          ------------
 Investment in Real Estate:
   Land                               55,322,493            55,379,003
   Developments in Progress           30,820,485            30,872,769
   Real Estate Held for Sale          10,003,846            17,176,845
                                    ------------          ------------
 Net Investment in
   Real Estate                        96,146,824           103,428,617
                                    ------------          ------------
 Net Investment in Real
   Estate Venture                        251,474             1,097,363
 Deferred Financing Costs
   (Net of Accumulated
   Amortization of $563,934
   and $399,831 for 1996 and
   1995, respectively)                 1,825,144               909,365
 Other Assets                          2,536,596             2,606,403
                                    ------------          ------------
 Total Assets                       $108,054,320          $109,133,514
                                    ============          ============
 LIABILITIES AND STOCK-
   HOLDERS' EQUITY
 Liabilities
 Accounts Payable and
   Accrued Expenses                 $  1,838,997          $  1,686,511
 Interest Payable                      1,291,252             1,268,553
 Real Estate Taxes Payable               195,066               384,500
 Mortgage Loans Payable               34,371,494            33,625,737
                                    ------------          ------------
 Total Liabilities                    37,696,809            36,965,301
                                    ------------          ------------

 Stockholders' Equity
 Shares of Common Stock,
   $0.01 Par Value,
   100,000,000 Shares
   Authorized, 47,327,627
   Shares Issued                     351,713,450           348,205,447
 Accumulated Deficit                (281,344,623)         (276,025,918)
 Treasury Stock, at Cost,
   20,100 Shares of Common
   Stock Estate Tax Escrows              (11,316)              (11,316)
                                    ------------          ------------
 Total Stockholders' Equity           70,357,511            72,168,213
                                    ------------          ------------
 Total Liabilities and
   Stockholders' Equity             $108,054,320          $109,133,514
                                    ============          ============

 Book Value Per Share of
   Common Stock (47,307,527
   and 39,822,304 Shares
   Outstanding for 1996 and
   1995, respectively)              $       1.49          $       1.81
                                    ============          ============


The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                        1996                  1995
 INCOME
   Interest on Cash and Cash
     Equivalents                    $    65,412          $    142,512
   Operating Property Income            232,094               800,033
                                    -----------          ------------
 Total Income                           297,506               942,545
                                    -----------          ------------
 EXPENSES

 Expenses From Property
   Activities:
   Operating Property Expenses          203,857               221,401
   Development Property Expenses      1,073,209               767,133
   Repairs and Maintenance               71,875                98,503
   Real Estate Taxes                    233,804               159,407
   Depreciation                          10,807               205,952
   Bad Debt (Recovery) Expense           56,000               (11,000)
                                    -----------          ------------
 Total Expenses From Property
   Activities                         1,649,552             1,441,396
                                    -----------          ------------
 Other Expenses:
   Stockholder Expenses                 110,693               236,679
   Directors' Fees, Expenses
     and Insurance                      161,065               254,470
   Other Professional Fees              649,967               127,443
   General and Administrative           992,316               629,961
   Recovery of Losses on
     Mortgage Loans, Notes
     and Interest Receivable           (418,972)             (495,591)
   Interest Expense and Amorti-
     zation of Deferred Loan
     Costs                            3,516,011             1,320,298
                                    -----------          ------------
 Total Other Expenses                 5,011,080             2,073,260
                                    -----------          ------------

 Total Expenses                       6,660,632             3,514,656
                                    -----------          ------------

 Operating Loss                      (6,363,126)           (2,572,111)

 Net Income (Loss) From
   Operations of Real Estate
   Venture                              981,330               (90,716)
 Gain on Dispositions of
   of Real Estate                        63,091                 7,558
                                    -----------          ------------
 Net Loss                            (5,318,705)         $ (2,655,269)
                                    ===========          ============
 Net Loss Per Share of
   Common Stock (Based on
   Weighted Average Number of
   Shares Outstanding of
   41,507,108 and 39,742,395
   during 1996 and 1995,
   respectively)                    $     (0.13)         $      (0.07)
                                    ===========          ============


The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                         1996                   1995
 INCOME
 Interest on Cash and Cash
   Equivalents                        $    55,059           $    56,401
 Operating Property Income                 26,535               268,773
                                      -----------           -----------

 Total Income                              81,594               325,174
                                      -----------           -----------
 EXPENSES
 Expenses From Property
   Activities:
   Operating Property Expenses             74,425               106,746
   Development Property
     Expenses                             659,127               354,612
   Repairs and Maintenance                 37,453                50,661
   Real Estate Taxes                       51,665                70,498
   Depreciation                             5,403               102,976
                                      -----------           -----------
 Total Expenses From Property
   Activities                             828,073               685,493
                                      -----------           -----------
 Other Expenses:
   Stockholder Expenses                    60,098               164,832
   Directors' Fees, Expenses
     and Insurance                         81,356               124,722
   Other Professional Fees                296,604                53,108
   General and Administrative             528,528               328,162
   Interest Expense and Amorti-
     zation of Deferred Loan
     Costs                              1,573,662               638,844
                                      -----------           -----------
 Total Other Expenses                   2,540,248             1,309,668
                                      -----------           -----------

 Total Expenses                         3,368,321             1,995,161
                                      -----------           -----------

 Operating Loss                        (3,286,727)           (1,669,987)

 Net Income (Loss) from
   Operations of Real Estate
   Venture                                  1,499               (47,087)
 Gain on Dispositions of
   of Real Estate                          63,091                 6,541
                                      -----------           -----------
 Net Loss                              (3,222,137)          $(1,710,533)
                                      ===========           ===========
 Net Loss Per Share of Common
   Stock (Based on Weighted
   Average Number of Shares
   Outstanding of 43,191,912
   and 39,742,395 during 1996
   and 1995, respectively)            $     (0.07)          $     (0.04)
                                      ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)
                                       Common Stock                   Accumulated           Treasury
                                Shares             Amount               Deficit               Stock               Total

 Stockholders'
   Equity,
   December 31,
   1995                          39,842,404        $348,205,447         $(276,025,918)          $(11,316)          $72,168,213

 Issuance of
   Stock                          7,466,666           3,500,000                 ---                ---               3,500,000


 Award Shares
   Issued                            18,557               8,003                 ---                ---                   8,003

 Net Loss                             ---                 ---              (5,318,705)             ---              (5,318,705)
                                 ----------        ------------         -------------           --------           -----------

 Stockholders'
   Equity,
   June 30,
   1996                          47,327,627        $351,713,450         $(281,344,623)          $(11,316)          $70,357,511
                                 ==========        ============         =============           ========           ===========




      The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN MORTGAGE INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                              1996               1995
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET LOSS:                               $(5,318,705)       $(2,655,269)

 Adjustments to Reconcile Net
   Loss to Net Cash Used In
   Operating Activities:
   Depreciation                               10,807            205,952
   Amortization of Deferred
     Loan Costs                              164,103            164,974
   Provision (Recovery) for Bad
     Debts                                    56,000            (11,000)
   Gain on Disposition of
     Real Estate                             (63,091)            (7,558)
   Net (Income) Loss From
     Operations of Real Estate
     Venture                                (981,330)            90,716
   Deferred Interest Payable on
     Mortgage Loans                             ---             824,764
   Net Change In:
   Interest Receivable on Cash
     and Cash Equivalents                       ---              16,721
   Real Estate Tax Escrow                    (28,681)          (177,100)
   Other Assets                                3,000            263,492
   Accounts Payable and
     Accrued Expenses                        152,486             56,710
   Real Estate Taxes
     Payable                                (189,434)           196,564
   Interest Payable                        1,047,750            140,594
                                         -----------        -----------
 Net Cash Used In
    Operating Activities                  (5,147,095)          (890,440)
                                         -----------        -----------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:

   Proceeds From Sale of
     Real Estate                           7,501,728            707,414
   Increase in Developments in
     Progress                               (156,845)        (4,101,398)
   Decrease (Increase) in
     Repair and Improvement
     Escrow                                  157,325           (256,137)
   Distributions from Real
     Estate Venture                        1,827,220             62,648
   Purchases of Land and
     Property Improvements                      ---            (179,960)
                                         -----------        -----------
 Net Cash Provided by
    (Used In) Investing
    Activities                             9,329,428         (3,767,433)
                                         -----------        -----------


 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Payment of Mortgage Loans
     Payable                                (279,294)          (977,225)
   Payment of Deferred
     Financing Costs                      (1,079,882)              ---
   Issuance of Common Stock                3,508,003               ---
                                         -----------        -----------
 Net Cash Provided by (Used In)
   Financing Activities                    2,148,827           (977,225)
                                         -----------        -----------
 Net Increase (Decrease) in
   Cash and Cash Equivalents               6,331,160         (5,635,098)

 Cash and Cash Equivalents at
   Beginning of Period                       316,012          8,040,629
                                         -----------        -----------
 Cash and Cash Equivalents at
   End of Period                         $ 6,647,172        $ 2,405,531
                                         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

      Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund") audited consolidated financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and for the six months and quarters ended June 30, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.

1. Principles of Consolidation

      The accompanying consolidated financial statements, as of June 30, 1996, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Laguna Seca Ranch partnerships in which the Fund owns, indirectly through wholly-owned subsidiaries, controlling 50% general partnership interests. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since the minority partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest in each instance currently has no value. Therefore, all of the above partnerships' losses as of June 30, 1996 have been allocated to the Fund. Profits may be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

2. Plan of Merger, Mortgage Loans Payable, and Basis of Presentation

      On May 20, 1996, the Fund entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned subsidiary, RGI U.S. Holdings,Inc. ("RGI U.S." or collectively "RGI"). Closing of the merger is subject to certain conditions including, approval by the Fund's Stockholders. On May 21, 1996, RGI Holdings (i) paid $3,500,000 to acquire 7,466,666 shares ($0.46875 per share) or approximately 16% of the Fund's outstanding common stock (ii) purchased the loan made to the Fund in October, 1994 by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan") and (iii) purchased the loan made to a subsidiary of the Fund by Societe Generale ("SoGen Loan") and secured by a first mortgage on the Fund's Wayside property and a portion of the Southbridge property which is subject to approval by the Fund's Stockholders. In addition, Mr. Kenneth Uptain, President of RGI Holdings and RGI U.S. was named to fill a vacant seat on the Fund's Board of Directors.

      Both the Morgens Loan and the SoGen Loan were in default, and concurrent with the purchase by RGI Holdings the Fund and RGI Holdings entered into agreements modifying each loan. Under these modification agreements, RGI Holdings has agreed that, among other things, prior to December 31, 1996 it will not accelerate either the Morgens Loan or the SoGen Loan nor foreclose on any collateral securing such loans based upon (i) any events of default occurring before May 15, 1996; or (ii) any non-monetary defaults occurring after May 15, 1996 but before the merger is completed or the Amended Merger Agreement is terminated; or (iii) as a result of the execution of the Merger Agreement as described above.

      RGI Holdings also agreed to capitalize and add to the outstanding principal balance of the Morgens Loan the interest payment due on January 1, 1996 in the approximate amount of $1,025,000. The outstanding principal balance of the Morgens Loans as of June 30, 1996 was $24,258,788. Additionally, if the Merger is approved, the terms of the Morgens Loan will be further modified to reduce the interest rate on the Morgens Loan from 17.5% per annum to Prime plus 2% per annum and the real estate assets owned by RGI U.S. will be merged into the Fund and the sales proceeds of which can be used to repay the Morgens Loan. Finally, the original Morgens Loan provisions that required the outstanding principal balance to be reduced to $11,000,000 by September 30, 1997 and prohibited prepayment of the entire loan prior to September 30, 1996 will be eliminated and the entire loan will become due and payable on September 30, 1998. A portion of the proceeds from the sale of stock were used to pay interest for the period January 1, 1996 through March 31, 1996, which was due April 1, 1996, in the amount of approximately $1,179,000 and a $500,000 loan restructuring fee was also paid to RGI Holdings. In the event that the Merger closing does not occur on or before December 31, 1996 (as the same may be extended by mutual agreement) or if RGI is unable to obtain the consent of its lender to a subordination of the lien created in favor of RGI for the purpose of placing construction financing on any of the Fund's development projects, then the loan restructuring fee will be applied against future interest payments due. As of June 30, 1996 the Fund had treated the $500,000 fee paid to RGI Holdings as a deferred financing cost but it is not being amortized pending the vote on the merger and completion of construction financing for the Fund's various development projects. As part of RGI Holding's acquisition of the Morgens Loan, outstanding warrants to purchase 4,380,000 shares of common stock of the Fund which were issued to the lenders were cancelled. Also, RGI allowed the Fund to utilize, without requiring applications against debt, the net proceeds from the sale of the Oakridge and 120 S. Spalding properties, in the aggregate amount of approximately $8,683,000. RGI Holdings will, however, require the Fund to utilize future cash proceeds exclusively for the repayment of debt from either the sale or joint venture development of the Laguna Seca Ranch and 50% of the net cash proceeds generated by developed lot or raw land sales at the Southbridge, Wayside Village and Chapman's Landing properties.

      Upon acquisition of the SoGen Loan by RGI Holdings, the $287,702 of interest due as of December 31, 1995 was capitalized and added to the outstanding loan balance of $6,360,000. The principal balance of the loan after adding interest was reduced by approximately $317,000 which primarily represents the net proceeds released from escrow by SoGen in respect to the sale of four lots at the Wayside property which occurred on April 9, 1996. The outstanding principal balance subsequent to the modification is $6,330,706. Using a portion of the proceeds from the stock sale, the Fund paid interest for the period January 1, 1996 through April 30, 1996 in the amount of $319,782 and late fees and legal fees in the amount of $302,708. No additional payments of principal or interest will be required until the earlier of fifteen days after the merger closing, termination of the merger agreement or the merger closing deadline of December 31, 1996. The maturity date of the SoGen Loan is December 31, 1997. The $2,000,000 revolving loan agreement, executed by SoGen and the Fund in 1994, under which no funds were ever disbursed, was cancelled and released. The Fund and SoGen exchanged mutual releases.

      Subject to the approval of the Fund's Stockholders, RGI U.S. will be merged with and into the Fund with all of the outstanding shares of RGI U.S. being converted into 109,674,667 shares of the Fund's common stock. As a result, the percentage of the Fund's common stock that RGI Holdings will own if the merger is approved will be approximately 75%. The Fund anticipates seeking a vote on the merger at the annual meeting which will likely be held in the fall of 1996 after the Fund completes all necessary regulatory filings associated with the proposed merger.

      The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and the classification of assets that would result from the default under the Morgens loan or the SoGen loan due to the completion of the initial closing of the RGI Transaction. Specifically, the carrying amount of the Fund's development real estate continues to be evaluated for impairment based on the undiscounted cash flows estimated to be generated by those assets over the development period. If the merger is not completed and the defaults under the Morgens Loan or the SoGen Loan are not otherwise cured or waived, the classification of the Fund's development real estate could be required to be changed to "held for disposal" thereby possibly necessitating a valuation allowance to reflect such assets at current disposable fair market value.

3. Reclassifications

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. The reclassifications have not changed the 1995 operating results.

4. Transactions With Affiliates

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Fund's allocable share of costs for the six months ended June 30, 1996 and 1995 aggregated $806,952 and $518,383, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of June 30, 1996, the Fund had a net payable due to BMC of $184,857. The net payable is included in the accounts payable and accrued expenses in the Fund's consolidated balance sheet.

5. Investment in Real Estate Venture

      On February 5, and March 1, 1996, the VST/VMIF Oakridge Partnership (the "Oakridge Venture") of which the Fund owns a 50% interest through a wholly-owned subsidiary, sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel of the Oakridge property to an unaffiliated party for approximately $2,200,000. The Oakridge Venture utilized the proceeds to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs, the Oakridge Venture received net proceeds from the sales of $4,180,505 (including $467,928 of deposits received during 1995) of which $2,090,253 was distributed to the Fund in respect of its 50% interest in the Oakridge Venture. The Fund recognized a gain equal to approximately $1,051,000. The Oakridge Venture is currently engaged in negotiations to sell the remaining five-acre retail parcel at the Oakridge property.

6. Recovery of Losses on Loans, Notes and Interest Receivable

      For the six months ended June 30, 1996 and 1995 the Fund received cash distributions of $418,972 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). The Fund has treated $418,972 and $495,591, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. As of December 31, 1995 and June 30, 1996, a total of $127,468 of these distributions has been recorded as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due under the terms of the previously settled VMS securities litigation. This amount is recorded in Accounts Payable and Accrued Expenses at June 30, 1996, which was subsequently paid by the Fund on July 28, 1996.

7. Litigation and Contingencies

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

      The Plaintiffs then filed a Third Amendment Complaint which purports to add Mr. Levine and Banyan Management Corp. as parties and also adds the Fund and RGI Holdings Inc. as parties. On August 9, 1996, the Fund answered certain counts of the Third Amended Complaint and responded to other counts by moving to strike and dismiss or for judgment.

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

8. Disposition of Real Estate

      On April 22, 1996 the Fund sold the 120 S. Spalding property to an unaffiliated third party for $7,450,000. After payment of selling commissions of $186,250 and transfer taxes and title charges of $23,290 the Fund received net proceeds of $7,240,460. The Fund recorded a net gain on disposition of real estate of $67,460.

      During the six months ended June 30, 1996, the Fund sold four single family lots to a home developer at the Fund's Wayside Village Development. The sale of these lots generated gross sales proceeds of $261,556. After payment of closing costs of $288, the Fund received net cash proceeds of $261,268 related to the sales. The sale of these lots resulted in an aggregate net loss on disposition of real estate of $4,369.

      During the six months ended June 30, 1995, the Fund sold twelve single family lots to a home developer at the Fund's Wayside Development. The sale of these lots generated gross sales proceeds of $720,707. After payment of closing costs of $877, real estate taxes of $1,531 and other costs of $10,885 the Fund received net cash proceeds of $707,414 related to the sales. The sale of these lots resulted in an aggregate net gain on disposition of real estate of $7,558.

9.    Award Shares

      On June 4, 1996, the Fund issued 18,557 shares of its common stock to Leonard G. Levine, its President, in payment of incentive compensation earned by Mr. Levine for the fiscal year ended December 31, 1995. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are paid 80% in cash and 20% in shares of the Fund ("Award Shares"), the value of which is based on the average closing price of the Fund's common stock for the last five business days of the year in which the incentive is earned. Mr. Levine's incentive compensation earned during 1995 was $40,013. The cash portion equal to $32,010 will be paid to Mr. Levine in the third quarter of 1996. The 18,557 Award Shares were valued at a price equal to $0.43125 per share or $8,003. The Award Shares are subject to restrictions of transfer and are held in escrow by the Fund, pending satisfaction of the vesting requirements included in Mr. Levine's contract which provides that Mr. Levine will fully vest on the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. Mr. Levine will, however, lose his right to these Award Shares if he is not employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to all dividends paid on shares held by the Fund for his benefit. The Award Shares are included in the total shares outstanding of the Fund effective June 4, 1996 for the purpose of calculating Net Income Per Share of Common Stock based on the Weighted Average Number of Shares Outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since early 1990, the Fund's liquidity and capital has been provided primarily from asset dispositions and proceeds from financings secured by the Fund's assets and to a lesser extent from property operations and distributions in respect of the Fund's interest in two liquidating trusts. Historically, these sources have not produced enough capital to permit the Fund to continue implementing its business plans for each of its properties and to fund ongoing operating expenses. Delays in the entitlement and zoning process, most of which were out of the Fund's control, caused the Fund to incur additional costs and expenses beyond those originally contemplated. These delays further reduced the Fund's capital since it was unable to sell certain parcels which the Fund had contemplated selling to supplement its capital needs. In addition, the Fund's business plan for the Wayside Village parcel was negatively impacted by its inability to draw funds under the revolving line of credit previously agreed to with Societe Generale, Southwest Agency (the "SoGen Loan"). The Fund was not able to draw on the line of credit until SoGen approved the form of sales contract and negotiated a subordination agreement with a lot purchaser acceptable to SoGen, a process which took approximately nine months. At the same time, however, a dispute arose over SoGen's obligation to reimburse, under the line of credit, costs incurred by the Fund at the Wayside Village parcel. This dispute was never resolved and resulted in the cancellation of the sales contract. Consequently, the Fund's board directed the Fund to increase its efforts to secure additional capital. These efforts culminated in the proposed merger of RGI U.S. Holdings, Inc. ("RGI/US") with and into the Fund (the "Merger").

      The board of directors of each of the Fund and RGI/US have approved the Merger and the Agreement and Plan of Merger, dated as of April 12, 1996, by and among RGI/US., RGI Holdings, Inc. ("RGI Holdings") and the Fund as amended and restated as of May 20, 1996 (the "Merger Agreement"). Upon fulfillment or waiver of the conditions set forth in the Merger Agreement, at the effective time thereunder (the "Effective Time"): (i) RGI/US will be merged with and into the Fund with the Fund being the surviving entity; and (ii) all of the issued and outstanding shares of RGI/US common stock, no par value per share ("RGI/US Common Stock") will be converted into 109,674,667 newly-issued shares of the Fund's common stock. Each share of the Fund's common stock issued and outstanding immediately prior to Effective Time will remain outstanding and will represent one share of common stock of the Fund following the Merger.

      On May 21, 1996, RGI Holdings purchased 7,466,666 shares of authorized but unissued shares of the Fund's common stock for $.46875 per share, or an aggregate purchase price of $3.5 million (the "Private Placement"). In addition, RGI Holdings purchased (i) the SoGen Loan and (ii) loans previously made to the Fund by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan"). Contemporaneously with the purchase of the loans, the Fund and RGI Holdings entered into agreements modifying the terms of the these loans. At May 31, 1996, the outstanding principal amounts of the Morgens Loan and the SoGen Loan were $24.3 million and $6.4 million, respectively. If the Merger is approved, RGI Holdings will own approximately 75% of the Fund's outstanding common stock. If the Merger is not approved, RGI Holdings will own approximately 16% of the Fund's outstanding common stock and will continue to hold approximately 88% of the Fund's indebtedness.



Liquidity and Capital Resources

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was approximately $6.6 million and $316,012, respectively. This increase in cash and cash equivalents is attributable to an increase in cash flow from investing activities of approximately $9.3 million and cash flow from financing activities of approximately $2.1 million. Also contributing to the increase in cash and cash equivalents was cash flow of $418,972 from the Fund's receipt of cash distributions in respect of its interests in two liquidating trusts and income from property operating activities. Partially offsetting the increase in cash and cash equivalents was the payment of expenses and capitalized items related to the development properties and the payment of the Fund's operating expenses.

      Cash Flows From Operating Activities: Net cash utilized in operating activities increased by approximately $4.2 million for the six months ended June 30, 1996 to approximately ($5.1 million) from approximately ($890,000) for the same period in 1995. This increase was due primarily to an increase in net loss to approximately ($5.3 million) from ($2.6 million), for the six months ended June 30, 1996 and 1995, respectively. The increase in net loss for the six months ended June 30, 1996 is primarily the result of an increase in development property expenses of $306,000 and an increase in interest expense and deferred loan costs of approximately $2.2 million, with respect to the Fund's Wayside Village, Chapmans Landing and Laguna Seca Ranch properties. The increases in these expenses are due to the Fund's change in accounting treatment of development and interest costs for its development properties. For the six months ended June 30, 1996 the Fund has elected to treat as an expense all interest related to the Morgens Loan and SoGen Loans and other development and holding costs due to delays in the infrastructure development at its Wayside Village and Chapman's Landing projects. These development and holding costs had been capitalized and recorded as developments in progress for the six months ended June 30, 1995. Also contributing to this increase in cash outflow for the six months ended June 30, 1996 was a decrease in property operating activities as a result of the Fund's sale of its 120 S. Spalding property in April 1996.

      Cash Flows From Investing Activities: During the six months ended June 30, 1996, the Fund generated cash flow from investing activities of approximately $9.3 million compared to a net outflow of cash for the same period in 1995 of approximately ($3.8 million). The increase in cash flow from investing activities for the six months ended June 30, 1996 is primarily due to the Fund's receipt of cash proceeds of approximately $7.2 million from the sale of the 120 S. Spalding property, the receipt of cash proceeds of approximately $261,000 from the sale of four lots at the Wayside Village development and the Fund's receipt of its 50% share of cash proceeds from the VST/VMIF Oakridge Partnership in the amount of approximately $1.8 million from the sale of 205 acres of the Oakridge property. The Fund's outflow of cash from investing activities for the six months ended June 30, 1995 is primarily the result of cash expenditures on developments in progress, purchase of land and property improvements, and for repairs and improvement escrows in the amounts of approximately ($4.1 million), ($180,000) and ($256,000), respectively pursuant to the development activities regarding the Wayside Village, Chapmans Landing and Laguna Seca Ranch properties. Partially offsetting these cash expenditures for the six months ended June 30, 1995 was the receipt of approximately $707,000 in cash proceeds from the sale of lots at the Wayside Village development.

      Cash Flows from Financing Activities: For the six months ended June 30, 1996 the Fund generated cash flow from financing activities of approximately $2.1 million compared to cash used in financing activities of approximately ($977,000) for the same period in 1995. The increase in cash flow from financing activities for the six months ended June 30, 1996 when compared to the same period in 1995 is due primarily to the Fund's receipt of approximately $3.5 million from RGI as discussed above. Partially offsetting the receipt of these cash proceeds in 1996 were cash expenditures by the Fund for deferred financing costs of approximately ($1.1 million) associated with the restructuring of the Morgens Loan and SoGen Loan. In addition, for the six months ended June 30, 1996, the Fund utilized approximately ($280,000) in cash proceeds derived primarily from the sale of the four lots at Wayside Village for principal repayments on the SoGen Loan. The net cash outflow of approximately ($977,225) for the six months ended June 30, 1995 was due to principal payments made by the Fund on its mortgage loans collateralized by the Wayside Village and Southbridge properties in the amounts of ($477,225) and ($500,000), respectively.

      Management of the Fund believes that its remaining cash and cash equivalents, proceeds from the sale of its interest in the Oakridge Venture and ancillary land parcels at its development properties should provide sufficient capital to meet its reasonably expected liquidity needs until completion of the merger. However, the Fund's ability to implement and complete its business plans is dependent upon its success in obtaining construction financing which will be facilitated by the completion of the RGI Transaction. If the proposed merger with RGI is not approved by the Stockholders of the Fund, the Fund may be required to dispose of portions of its core assets at fair market values which may likely be below the carrying values as of June 30, 1996, in order to retire its debt.

RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1996 and 1995 was $297,506 and $942,545, respectively. Total income for the quarters ended June 30, 1996 and 1995 was $81,594 and $325,174, respectively. This decrease was due primarily to a decrease in operating property income. Operating property income for the six months ended June 30, 1996 and 1995 was $232,094 and $800,033, respectively. For the quarters ended June 30, 1996 and 1995, operating property income was $26,535 and $268,773, respectively. This decrease is attributable to the combination of a 65% decrease in occupancy at the 120 S. Spalding property which occurred in late March 1995 and the subsequent sale of the 120 S. Spalding property on April 22, 1996. Also contributing to this decline was a decrease in interest income from cash and cash equivalents due to the decrease in cash available for investment.

      Expenses from property activities for the six months ended June 30, 1996 and 1995 were approximately $1.6 million and $1.4 million, respectively. For the quarters ended June 30, 1996 and 1995, the expenses from property activities were $828,073 and $685,493, respectively. This increase was attributable to the increase in development property expenses, real estate taxes and bad debt expense. Development property expenses increased for the six months ended June 30, 1996 when compared to the same period in 1995. This increase was due to the decision to treat as an expense, interest and certain other development costs including real estate taxes incurred in 1996. These expeses had been capitalized during the same period in 1995. Bad debt expense increased by $67,000 during the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 due to write-offs taken regarding the settlement of certain receivables at the 120 S. Spalding property during the first quarter of 1996 as well as the recognition of recoveries of certain receivables during the first quarter of 1995. Partially offsetting these increases in other expenses were the decreases in depreciation, repairs and maintenance expenses and operating property expenses. No depreciation was taken on the 120 S. Spalding building during the six months ended June 30, 1996 as the valuation allowance taken in the fourth quarter of 1995 had reduced the depreciable basis of the building to zero. Repair and maintenance expense and operating property expenses decreased for the six months ended June 30, 1996 when compared to 1995 due to the combination of a 65% decrease in occupancy in late March 1995 and subsequent sale on April 22, 1996 of the 120 S. Spalding building.

      Total other expenses for the six months ended June 30, 1996 and 1995 were $5,011,080 and $2,073,260, respectively. For the quarters ended June 30, 1996 and 1995, total other expenses were $2,540,248 and $1,309,668, respectively. This increase is primarily attributable to an increase of approximately $2.2 million and $934,818 in interest expense and amortization of deferred loan costs for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 and for the quarter ended June 30, 1996 when compared to same period in 1995, respectively, due to the Fund's election to treat as an expense all interest related to the Chapman's Landing, Laguna Seca Ranch and Wayside Village properties during the six months and quarter ended June 30, 1996 periods which had been capitalized during the same periods in 1995. Also contributing to the increase in other expenses for the six months and the quarter ended June 30, 1996 when compared to the same periods in 1995, was the increase of $522,524 and $243,496, respectively, in other professional fees and general and administrative expenses. General and administrative expenses increased due primarily to an increase in the expenses of Banyan Management Corp. ("BMC") which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund-related matters. A significant amount of hours were required by BMC personnel, during the six months and quarter ended June 30, 1996, relating to efforts to sell a portion of the Oakridge property and all of 120 S. Spalding as well as negotiating and finalizing the terms of the Amended and Restated Agreement and Plan of Merger. During the six months ended June 30, 1996 and 1995, the Fund received cash distributions of $418,972 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). For the six months ended June 30, 1996 and 1995 the Fund has treated $418,972 and $495,591, respectively, of these amounts, as a recovery of losses on loans, notes and interest receivables. A total of $127,471 of these distributions has been treated, as of December 31, 1995 and June 30, 1996, as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due as required per the terms of the previously settled VMS securities litigation. These amounts were subsequently paid on July 28, 1996. There were no distributions received during the quarters ended June 30, 1996 and 1995 and the Fund does not anticipate receiving significant distributions pursuant to these interests in the future. Partially offsetting these increases are the decreases in stockholder expenses and directors' fees, expenses and insurance. Stockholder expenses for the six months and quarter ended June 30, 1996 decreased when compared to the same periods in 1995 due to the decision to delay the annual meeting, proxy costs, mailing and the printing costs associated with the Fund's annual reports and meeting until the merger, as discussed above, can be voted on by the Fund's Stockholders. Directors fees, expenses and insurance for the six months and quarter ended June 30, 1996 decreased when compared to the same periods in 1995 due to improved premium rates received for directors' and officers' insurance.

      The Fund received distributions equal to $981,330 representing its share of the Oakridge Venture's income for the six months ended June 30, 1996 as compared to a net loss of ($90,716) for the same period in 1995. The increase in the income for 1996 when compared to 1995 is primarily attributable to the $1,050,936 gain on the sale of 205 acres in February and March of 1996. Partially offsetting this gain was a $69,606 loss on operations for the six months ended June 30, 1996. The Fund's share of the Oakridge Venture's net income for the quarter ended June 30, 1995 was $1,499 compared to a ($47,087) operating loss for the same period in 1995. The increase in income for the quarter is primarily attributable to the sale of a portion of the property in 1995 and 1996 which reduced the operating costs of the venture.

     During the six months and quarter ended June 30, 1996 the Fund recognized a gain on disposition of real estate of $63,091. This consists of a gain on disposition of $67,460 for the 120 S. Spalding property and a loss of ($4,369) related to the sale of four lots at the Wayside Village property. For the six months and quarter ended June 30, 1995, the Fund recognized a gain on the disposition of real estate in the amount of $7,558 and $6,541, respectively, related to lot sales at the Wayside Village property.

      The combination of the above changes resulted in a net loss of $5,318,705 ($0.13 per share) for the six months ended June 30, 1996 as compared to a net loss of $2,655,269 ($0.07 per share) for the same period in 1995. For the quarters ended June 30, 1996 the Fund recorded net loss of $3,222,137 ($0.07 per share) compared to net loss of $1,710,533 ($0.04 per share) for the same period in 1995.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement. Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation, but have been named in a Third Amended Complaint.

      The original complaint seeks: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Count I of the complaint, seeking the removal of BMIF Monterey County Corp. as general partner and the replacement with Kimball Small Residential Properties, Inc. has been stricken on the Fund's motion. An amended Count I eliminates the request that Kimball Small Residential Properties, Inc. be named as the replacement general partner.

      The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. The Counterclaim seeks a dissolution of the Ownership Partnership and a wind-up of its affairs and monetary damages against Monterey County Partners. The Counterclaim and Third Party Complaint seek monetary damages against Kimball Small Management and Kimball Small Residential Properties, Inc., which were associated with Monterey County Partners. All parties have served and answered discovery requests and have produced documents. Depositions of certain parties and others have been noticed and are presently being taken.

      The parties appeared before the Illinois Court on April 3, 1996, upon the defendants' motion, to request the Court to impose a discovery and trial schedule. The Illinois Court ordered that if the parties conclude discovery by September 13, 1996, a trial date would be set in September or shortly thereafter.

      On May 14, 1996, the Plaintiffs filed a pleading entitled First Amended Complaint To Remove and Replace General Partner, For Declaratory Judgment, An Accounting, To Set Aside Fraudulent Transfers, To Quiet Title And For Other Equitable Relief And For Damages which purports to name, as additional defendants, the Fund, RGI Holdings, Inc., the various Morgens, Waterfall Lenders, Mr. Levine and Banyan Management Corp.

      The Plaintiffs then filed a Third Amended Complaint which purports to add Mr. Levine and Banyan Management Corp. as parties and also adds the Fund, the various Morgens Waterfall Lender and RGI Holdings Inc. as parties. On August 9, 1996, the Fund answered certain counts of the Third Amended Complaint and responded to other counts by moving to strike and dismiss or for judgment.

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

      A motion to stay the California case, made by all defendants, was heard and denied without prejudice on January 5, 1996. Subsequently, on March 8, 1996, the court held a hearing on several motions to dismiss filed by all defendants. The California Court encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. On April 19, 1996, the parties reported to the California Court the schedule that had been promulgated in the Illinois Litigation. The California Court then ordered that provided discovery is completed by August 30, 1996, and a trial commences in Illinois during September of 1996, no further action will be taken in California.

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

      In a related but separate action entitled BMIF Monterey County Limited Partnership v. Lombardo et al; Case No. 106363, Superior Court of California, Monterey County, the Ownership Partnership sought a writ of possession against Anthony Lombardo, a local attorney, who, the Ownership Partnership contends, formerly represented it and who was therefore in possession of documents belonging to the Ownership Partnership. The trial court denied the plaintiff's application for a writ of possession and Lombardo counterclaimed alleging abuse of process. The Ownership Partnership filed motions to dismiss the counterclaim. The parties are in the process of documenting a settlement of this litigation.

      The Fund is not aware of any other material pending legal proceedings as of August 12, 1996.



                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following document is filed as part of this Report:

Exhibit Number                    Description

      (3)   Amended and Restated Bylaws of the Registrant dated July 1, 1996.

      The following exhibits are incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995:

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

      The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 33-17597), referencing the exhibit numbers used in such Registration Statement:

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

      The following exhibit is incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994:

Exhibit Number                     Description

      (10)        Material Contracts

                  Description of Registrant Credit Agreements,
                  Notes and Warrants with Morgens Waterfall,
                  Vintiadis & Co. Inc., Exhibit 10(a) through
                  10(n).

      The following exhibits are incorporated by reference from the Registrant's Form 8-K report as filed with the Securities and Exchange Commission on May 29, 1996:

Exhibit Number                     Description

      (2)(i) Amended and Restated Agreement and Plan of Merger dated as of May 20, 1996 by and among RGI U.S. Holdings, Inc., RGI Holdings, Inc. and the Fund.

      (4)(i) Registration Rights Agreement dated as of May 21, 1996 between RGI Holdings, Inc. and the Fund.

      (10)(i) "Morgens" Loan Modification dated as of May 21, 1996 between RGI Holdings, Inc. and the Fund.

      (10)(ii) "Societe Generale" Loan Modifications dated May 21, 1996 between RGI Holdings, Inc. and VMIF Anden Wayside Venture and VMIF Southbridge Venture


            The following report on Form 8-K was filed during the quarter ended June 30, 1996:

      (b)   A current report on Form 8-K was filed on May 29, 1996, wherein Item
            5. Other Events, disclosed that the Registrant had entered into an Amended and Restated Agreement and Plan of Merger with RGI Holdings, Inc. and its wholly owned subsidiary, RGI U.S. Holdings, Inc. and completed its initial closing.




                                   SIGNATURES

      PURSUANT to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN MORTGAGE INVESTMENT FUND




By:   /s/ Leonard G. Levine                                Date: August 14, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                                   Date: August 14, 1996
      Joel L. Teglia, Vice President,
      Chief Financial and Accounting Officer