Form 10-Q
period 1996-09-30
BANYAN MORTGAGE INVESTMENT FUND
filed 1996-11-14
CIK 822829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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


Shares of common stock outstanding as of November 13, 1996:  47,307,527.



                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        BANYAN MORTGAGE INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)


                                     1996             1995

 ASSETS
Cash and Cash Equivalents        $ 2,908,740     $    316,012
 Interest Receivable on
   Cash and Cash Equivalents          33,698              ---
 Repair, Improvement and Real
   Estate Tax Escrows                676,617          775,754
                                ------------     ------------

                                   3,619,055        1,091,766
                                ------------     ------------
 Investment in Real Estate:
   Land                           55,322,493       55,379,003
   Developments in Progress       30,874,934       30,872,769
   Real Estate Held for Sale      10,003,846       17,176,845
                                ------------     ------------
 Net Investment in
   Real Estate                    96,201,273      103,428,617
                                ------------     ------------
 Net Investment in Real
   Estate Venture                        ---        1,097,363
 Deferred Financing Costs
   (Net of Accumulated
   Amortization of $647,345
   and $399,831 for 1996 and
   1995, respectively)             2,009,425          909,365
 Other Assets                      1,459,517        2,606,403
                                ------------     ------------
 Total Assets                   $103,289,270     $109,133,514
                                ============     ============
 LIABILITIES AND STOCK-
   HOLDERS' EQUITY
 Liabilities
 Accounts Payable and
   Accrued Expenses             $  1,197,620     $  1,686,511
 Interest Payable                    397,413        1,268,553
 Real Estate Taxes Payable           115,088          384,500
 Mortgage Loans Payable           34,171,494       33,625,737
                                ------------     ------------
 Total Liabilities                35,881,615       36,965,301
                                ------------     ------------

                BANYAN MORTGAGE INVESTMENT FUND
                  CONSOLIDATED BALANCE SHEETS
      SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (CONTINUED)
                          (UNAUDITED)

                                      1996             1995
 Stockholders' Equity
 Shares of Common Stock,
   $0.01 Par Value,
   100,000,000 Shares
   Authorized, 47,327,627
   Shares Issued                 351,713,450      348,205,447
 Accumulated Deficit            (284,294,479)    (276,025,918)
 Treasury Stock, at Cost,
   20,100 Shares of Common
   Stock                             (11,316)         (11,316)
                                ------------     ------------
 Total Stockholders' Equity       67,407,655       72,168,213
                                ------------     ------------
 Total Liabilities and
   Stockholders' Equity         $103,289,270     $109,133,514
                                ============     ============

 Book Value Per Share of
   Common Stock (47,307,527
   and 39,822,304 Shares
   Outstanding for 1996 and
   1995, respectively)          $       1.42     $       1.81
                                ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                           1996                     1995
 INCOME
   Interest on Cash and Cash
     Equivalents                       $   124,648             $    164,037
   Operating Property Income               232,094                1,010,011
                                       -----------             ------------
 Total Income                              356,742                1,174,048
                                       -----------             ------------
 EXPENSES
 Expenses From Property
   Activities:
   Operating Property Expenses             259,857                  342,135
   Development Property Expenses         1,681,862                1,104,937
   Repairs and Maintenance                  91,088                  138,992
   Real Estate Taxes                       377,755                  239,133
   Depreciation                             16,211                  308,928
                                       -----------             ------------
 Total Expenses From Property
   Activities                            2,426,773                2,134,125
                                       -----------             ------------
 Other Expenses:
   Stockholder Expenses                    131,417                  261,638
   Directors' Fees, Expenses
     and Insurance                         243,065                  360,547
   Other Professional Fees               1,013,525                  160,532
   General and Administrative            1,446,242                1,010,822
   Recovery of Losses on
     Mortgage Loans, Notes
     and Interest Receivable              (425,395)                (495,591)

   Interest Expense and Amorti-
     zation of Deferred Loan
     Costs                               5,010,977                1,916,817
                                       -----------             ------------
 Total Other Expenses                    7,419,831                3,214,765
                                       -----------             ------------
 Total Expenses                          9,846,604                5,348,890
                                       -----------             ------------

 Operating Loss                         (9,489,862)              (4,174,842)

 Net Income (Loss) From
   Operations of Real Estate
   Venture                                 947,420                 (158,361)
 Gain on Dispositions of
   of Real Estate                          273,881                    4,390
                                       -----------             ------------
 Net Loss                              $(8,268,561)            $ (4,328,813)
                                       ===========             ============
 Net Loss Per Share of Common
   Stock (Based on Weighted
   Average Number of Shares
   Outstanding of 43,454,694
   and 39,753,225 during 1996
   and 1995, respectively)             $     (0.19)            $      (0.11)
                                       ===========             ============







The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                        1996              1995
 INCOME
 Interest on Cash and Cash
   Equivalents                       $    59,236      $    21,525
 Operating Property Income                   ---          209,978
                                     -----------      -----------
 Total Income                             59,236          231,503
                                     -----------      -----------
 EXPENSES
 Expenses From Property
   Activities:
   Operating Property Expenses              ---           131,734
   Development Property
     Expenses                            608,653          337,804
   Repairs and Maintenance                19,213           40,489
   Real Estate Taxes                     143,951           79,726
   Depreciation                            5,404          102,976
                                     -----------      -----------
 Total Expenses From Property
   Activities                            777,221          692,729
                                     -----------      -----------
 Other Expenses:
   Stockholder Expenses                   20,724           24,959
   Directors' Fees, Expenses
     and Insurance                        82,000          106,077
   Other Professional Fees               363,558           33,089
   General and Administrative            453,926          380,861
   Recovery of Losses on
     Mortgage Loans, Notes
     and Interest Receivable              (6,423)             ---
   Interest Expense and Amorti-
     zation of Deferred Loan
     Costs                             1,494,966          596,519
                                     -----------      -----------
 Total Other Expenses                  2,408,751        1,141,505
                                     -----------      -----------
 Total Expenses                        3,185,972        1,834,234
                                     -----------      -----------

 Operating Loss                       (3,126,736)      (1,602,731)

 Net Loss from Operations
   of Real Estate Venture                (33,910)         (67,645)
 Gain (Loss) on Dispositions
   of Real Estate                        210,790           (3,168)
                                     -----------      -----------
 Net Loss                            $(2,949,856)     $(1,673,544)
                                     ===========      ===========

 Net Loss Per Share of Common
   Stock (Based on Weighted
   Average Number of Shares
   Outstanding of 47,307,527
   and 39,774,530 during 1996
   and 1995, respectively)           $     (0.06)     $     (0.04)
                                     ===========      ===========








The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN MORTGAGE INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                   Common Stock                  Accumulated           Treasury
                            Shares             Amount              Deficit              Stock              Total
 Stockholders'
   Equity,
   December 31,
   1995                      39,842,404        $348,205,447       $(276,025,918)           $(11,316)      $72,168,213

 Issuance of
   Stock                      7,466,666           3,500,000               ---                 ---           3,500,000


 Award Shares
   Issued                        18,557               8,003               ---                 ---               8,003

 Net Loss                         ---                 ---            (8,268,561)              ---          (8,268,561)
                             ----------        ------------       -------------            --------       -----------

 Stockholders'
   Equity,
   September 30,
   1996                      47,327,627        $351,713,450       $(284,294,479)           $(11,316)      $67,407,655
                             ==========        ============        ============            ========       ===========


      The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN MORTGAGE INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                              1996              1995
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET LOSS:                             $(8,268,561)        $(4,328,813)

 Adjustments to Reconcile Net
   Loss to Net Cash Used In
   Operating Activities:
   Depreciation                             16,211             308,928
   Amortization of Deferred
     Loan Costs                            247,514             248,385
   Provision (Recovery) for Bad
     Debts                                  56,000              (6,000)
   Gain on Disposition of
     Real Estate                          (273,881)             (4,390)
   Net (Income) Loss From
     Operations of Real Estate
     Venture                              (947,420)            158,361
   Deferred Interest Payable on
     Mortgage Loans                            ---           1,014,751
   Net Change In:
   Interest Receivable on Cash
     and Cash Equivalents                  (33,698)             55,354
   Real Estate Tax Escrow                  (28,681)            (31,597)
   Other Assets                           (583,421)            191,903
   Accounts Payable and
     Accrued Expenses                     (488,891)            695,091
   Real Estate Taxes
     Payable                              (269,412)            200,929
   Interest Payable                        153,911             987,764
                                       -----------         -----------
 Net Cash Used In
    Operating Activities               (10,420,329)           (509,334)
                                       -----------         -----------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds From Sale of
     Real Estate                         9,370,614           1,012,150
   Increase in Developments in
     Progress                             (211,293)         (6,011,317)
   Decrease (Increase) in
     Repair and Improvement
     Escrow                                127,818            (165,636)
   Net, Distributions From
     Real Estate Venture                 2,044,783              15,901
   Purchases of Land and
     Property Improvements                    ---             (212,968)
                                       -----------         -----------
 Net Cash Provided by (Used In)
    Investing Activities                11,331,922          (5,361,870)
                                       -----------         -----------

                     BANYAN MORTGAGE INVESTMENT FUND
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)
                               (UNAUDITED)

                                            1996                1995

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Payment of Mortgage Loans
     Payable                              (479,294)         (1,040,645)
   Payment of Deferred
     Financing Costs                    (1,347,574)               ---
   Issuance of Common Stock
     and Award Shares of
     Common Stock                        3,508,003              42,951
                                       -----------         -----------
 Net Cash Provided by (Used In)
   Financing Activities                  1,681,135            (997,694)
                                       -----------         -----------
 Net Increase (Decrease) in
   Cash and Cash Equivalents             2,592,728          (6,868,898)

 Cash and Cash Equivalents at
   Beginning of Period                     316,012           8,040,629
                                       -----------         -----------
 Cash and Cash Equivalents at
   End of Period                        $2,908,740         $ 1,171,731
                                       ===========         ===========





The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN MORTGAGE INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

      Readers of this quarterly report should refer to Banyan Mortgage Investment Fund's (the "Fund") audited consolidated financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Annual Report, as certain footnote disclosures which substantially duplicate those contained in such audited statements have been omitted from this report. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and for the nine months and quarters ended September 30, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund, unless otherwise indicated.

1.    PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements, as of September 30, 1996, include the accounts of the Fund, its wholly-owned subsidiaries and Chapman's Landing, Southbridge, Wayside Village and Laguna Seca Ranch partnerships in which the Fund owns, indirectly through wholly-owned subsidiaries, controlling 50% general partnership interests. Losses from these partnerships are allocated to the minority interest partners to the extent of their respective investments in the partnerships. Since the minority partners have made no investment in the partnerships and are not obligated to fund losses in excess of their investment, their minority interest in each instance currently has no value. Therefore, all of the above partnerships' losses as of September 30, 1996 have been allocated to the Fund. Profits may be allocated pro rata to the minority interest partners to the extent that net proceeds generated from the projects exceed priority returns payable to the Fund. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Fund's 50% interest in the VST/VMIF Oakridge Partnership accounted for on the equity method.

2.    PLAN OF MERGER, MORTGAGE LOANS PAYABLE, AND BASIS OF PRESENTATION

      On April 12, 1996, the Fund entered into an Agreement and Plan of Merger, which was subsequently amended on May 20, and September 17, 1996, (the "Amended Merger Agreement") with RGI Holdings, Inc. ("RGI Holdings") and its wholly owned subsidiary, RGI U.S. Holdings,Inc. ("RGI U.S." or collectively "RGI"). Closing of the merger is subject to certain conditions including a favorable vote by the holders of a majority of the issued and outstanding shares of the Fund's stock. On May 21, 1996, RGI Holdings (i) paid $3,500,000 to acquire 7,466,666 shares ($0.46875 per share) or approximately 16% of the Fund's outstanding common stock (which amount has been included in the Fund's weighted average number of shares outstanding as of the date hereof) (ii) purchased the loan made to the Fund in October, 1994 by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan") and (iii) purchased the loan made to a subsidiary of the Fund by Societe Generale ("SoGen Loan") which is secured by a first mortgage on the Fund's Wayside property and a portion of the
Southbridge property.   In addition, Mr. Kenneth Uptain, President of RGI
Holdings and RGI U.S., was named to fill a vacant seat on the Fund's Board of Directors.

      Both the Morgens Loan and the SoGen Loan were in default, and concurrent with the purchase of these loans by RGI Holdings, the Fund and RGI Holdings entered into agreements modifying each loan. Under these modification agreements, RGI Holdings has agreed that, among other things, prior to December 31, 1996 it will not accelerate either the Morgens Loan or the SoGen Loan nor foreclose on any collateral securing such loans based upon (i) any events of default occurring before May 15, 1996; or (ii) any non-monetary defaults occurring after May 15, 1996 but before the merger is completed or the Amended Merger Agreement is terminated; or (iii) as a result of the execution of the Amended Merger Agreement as described above.

      RGI Holdings also agreed to capitalize and add to the outstanding principal balance of the Morgens Loan the interest payment due on January 1, 1996 in the approximate amount of $1,025,000. The outstanding principal balance of the Morgens Loan as of September 30, 1996 was $24,258,788. Additionally, if the Merger is consummated, the terms of the Morgens Loan will be further modified to reduce the interest rate on the Morgens Loan from 17.5% per annum to Prime plus 2% per annum. The merger will also result in the real estate assets owned by RGI U.S. being merged into the Fund. The proceeds from the subsequent sales of any of the RGI U.S. real estate assets can then be used to repay the Morgens Loan. Finally, the original Morgens Loan provisions that required the outstanding principal balance to be reduced to $11,000,000 by September 30, 1997 and prohibited prepayment of the entire loan prior to September 30, 1996 will be eliminated and the entire loan will become due and payable on September 30, 1998. A portion of the proceeds from the sale of stock to RGI were used to pay
(i) interest for the period from January 1, 1996 through March 31, 1996, which was due April 1, 1996, in the amount of approximately $1,179,000 and (ii) $500,000 loan restructuring fee. In the event that the merger is not consummated on or before December 31, 1996 (as the same may be extended by mutual agreement) or if RGI is unable to obtain the consent of its lender to a subordination of the lien created in favor of RGI for the purpose of placing construction financing on any of the Fund's development projects, then the loan restructuring fee will be applied against future interest payments due. As of September 30, 1996 the Fund had treated the $500,000 fee paid to RGI Holdings as a deferred financing cost but it is not being amortized pending the vote on the merger and completion of construction financing for the Fund's various development projects. As part of RGI Holding's acquisition of the Morgens Loan, outstanding warrants to purchase 4,380,000 shares of common stock of the Fund which were issued to the previous lenders were cancelled. Also, RGI allowed the Fund to utilize for general business purposes, without requiring application against debt, the net proceeds from the sale of the Oakridge and 120 S. Spalding properties, in the aggregate amount of approximately $8,683,000. RGI Holdings will, however, require the Fund to apply exclusively for the repayment of debt any proceeds generated from the sale or joint venture development of the Laguna Seca Ranch and 50% of the net cash proceeds generated by developed lot or raw land sales at the Southbridge, Wayside Village and Chapman's Landing properties.

      Upon acquisition of the SoGen Loan by RGI Holdings, the $287,702 of interest due as of December 31, 1995 was capitalized and added to the outstanding loan balance of $6,360,000 which was partially offset by cash proceeds from lot sales at Wayside Village that were held in escrow by SoGen. The principal balance of the loan as of September 30, 1996 was $6,397,702. The principal balance of the loan, after adding interest, was reduced by approximately $317,000 which primarily represents the net proceeds released from escrow by SoGen in respect to the sale of four lots at the Wayside property which occurred on April 9, 1996. The outstanding principal balance subsequent to the modification is $6,330,706. Using a portion of the proceeds from the sale of stock to RGI, the Fund paid interest for the period January 1, 1996 through April 30, 1996 in the amount of $319,782 and also paid late fees and legal fees in the amount of $302,708. No additional payments of principal or interest are required until the earlier of (i) fifteen days after the merger closing, (ii) termination of the Amended Merger Agreement or (iii) the merger closing deadline of December 31, 1996. The maturity date of the SoGen Loan is December 31, 1997. The $2,000,000 revolving loan agreement, executed by SoGen and the Fund in 1994, under which no funds were ever disbursed, was cancelled and released. The Fund and SoGen also exchanged mutual releases of liability.

      Subject to the approval the holders of a majority of the shares of the Fund's issued and outstanding stock of the Fund's stockholders, RGI U.S. will be merged with and into the Fund, the Fund's certificate of incorporation will be amended to convert each twenty-five shares issued and outstanding of the Fund's common stock into one issued and outstanding share (the "Reverse
Split"). Additionally, the name of the Fund will be changed to Legend Properties, Inc. After giving effect to the Reverse Split, all outstanding shares of RGI U.S.
will be converted into 4,386,986 shares of the Fund's common stock including the $3,500,000 issued in private placement to RGI. As a result, the percentage of the Fund's common stock that RGI Holdings will own if the merger is consummated will be approximately 75%. The merger and related issues as discussed above will be presented for a stockholder vote to all stockholders of record at the close of business on October 9, 1996 at the Fund's Annual Meeting which has been scheduled for November 26, 1996.

      The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and the classification of assets that would result from the default under the Morgens Loan or the SoGen Loan in consideration of the completion of the initial closing of the merger. Specifically, the carrying amount of the Fund's development real estate continues to be evaluated for impairment based on recognition and measurement criteria governing assets to be used in operations without regard to the defaults. If the merger is not completed the classification of the Fund's development real estate may be changed to "held for disposal" thereby possibly necessitating a valuation allowance to reflect such assets at current disposable fair market value.

3.    RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. The reclassifications have not changed the 1995 operating results.

4.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are incurred on behalf of the Fund by Banyan Management Corp. ("BMC"), which is reimbursed by the Fund at cost. These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Fund's allocable share of costs for the nine months ended September 30, 1996 and 1995 aggregated $1,068,505 and $835,765, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintains a bank account on behalf of the Fund. As of September 30, 1996, the Fund had a net payable due to BMC of $40,467. The net payable is included in the accounts payable and accrued expenses in the Fund's consolidated balance sheet.

5.    INVESTMENT IN REAL ESTATE VENTURE

      On February 5, 1996, the VST/VMIF Oakridge Partnership (the "Oakridge Venture") of which the Fund owns a 50% interest through a wholly-owned subsidiary, sold a total of 180 acres to an unaffiliated party for approximately $4,600,000. In addition, on March 1, 1996, the Oakridge Venture sold an additional 25-acre parcel to an unaffiliated party for approximately $2,200,000. The Oakridge Venture utilized the proceeds to repay a first mortgage loan collateralized by the Oakridge property in the amount of $1,916,617. After repayment of the mortgage loan, interest and other closing costs, the Oakridge Venture received net proceeds from the aforesaid sales of $4,180,505 (including $467,928 of deposits received during 1995) of which $2,090,253 was distributed to the Fund in respect of its 50% interest in the Oakridge Venture. The Fund recognized a gain equal to approximately $1,051,000. On August 25, 1996 the Oakridge Venture sold the remaining five-acre parcel of the Oakridge property. The sale generated net cash proceeds after closing costs and other prorations of $424,254 of which $212,127 was distributed to the Fund in respect of its 50% interest. The Fund recognized a loss on the sale equal to approximately $

28,000. As a result of the sale the Oakridge Venture has no further assets and any known liabilities.

6.    RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE

      For the nine months ended September 30, 1996 and 1995 the Fund received cash distributions of $444,663 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). The Fund has treated $425,395 and $495,591, respectively, of these amounts as a recovery of amounts previously charged to losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. As of December 31, 1995, a total of $127,468 of the 1995 distributions had been recorded as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due under the terms of the previously settled VMS securities litigation. This amount in addition to $19,268 due from the distributions received during 1996 was paid by the Fund to the Class Action Settlement Fund on July 28, 1996.

7.    LITIGATION AND CONTINGENCIES

      Illinois Litigation

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

      The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. All parties have been served with and have answered initial discovery requests, all scheduled depositions have been completed and the litigants are presently producing documents and responding to certain supplemental written discovery.

      The Plaintiffs later filed a Third Amendment Complaint which purports to add Mr. Levine and Banyan Management Corp. as parties and also adds the Fund and RGI Holdings Inc. as parties. On August 9, 1996, the Fund answered certain counts of the Third Amended Complaint and responded to other counts by moving to strike and dismiss or for judgment. On November 12, 1996, the Court on the defendants' motions, dismissed with prejudice the counts in Plaintiffs' Complaint which sought (i) removal of the general partner; (ii) avoidance of a fraudulent transfer and creation of a $4,800,000 capital account in favor of the plaintiffs and (iii) avoidance of the deed of trust and guarantee in favor of the Fund's lenders on a theory of fraudulent transfer. The Court also dismissed two counts in Plaintiffs' Complaint which sought recovery based upon a theory of conspiracy to interfere with a contractual relationship or business advantage, but gave the plaintiffs until December 3, 1996 to attempt to replead these counts. Finally, the Court, on defendant's motion, ordered the partnership dissolved.

      A trial on the issues remaining after the court order of November 12, 1996 will commence on January 13, 1997.

      California Litigation

      On October 10, 1995, an action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al; (the "California Litigation").

      The California Litigation alleges fraudulent transfer and conspiracy and seeks the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under a guaranty provided for in the Morgens Loan, (ii) to quiet title to the Laguna Seca Ranch project, declaring null and void the interest of the various defendant lenders which arise under the Deed of Trust and (iii) an award of attorneys' fees and costs.

      The California Court encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. On September 13, 1996, the plaintiffs presented a motion to the California Court to enforce a prior stipulation and to set a trial date in California. On September 17, 1996 the California Court denied plaintiffs's motion and set a status date for January 31, 1997. None of the defendants have answered the California complaint.

      The Fund believes that the Illinois Litigation and the California Litigation are totally without merit and intends to vigorously defend both cases as well as vigorously prosecute the counterclaim and the third complaint in the Illinois Litigation. The partnership agreement which creates and governs the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois Litigation and the California Litigation.

      Delaware Litigation

      On October 31, 1996, a class action lawsuit was filed in Delaware state court by two of the Fund's stockholders against the Fund and certain of its directors and officers, including Leonard G. Levine, Neil D. Hansen, Robert G. Higgins, Walter E. Auch, Sr. and Robert M. Ungerlieder. The complaint seeks, among other things, to require an auction of the Fund, to enjoin or rescind the proposed merger with RGI/U.S. Holdings, Inc. ("RGI") and monetary damages. Upon the plaintiffs' motion, discovery in the litigation was placed on an expedited basis and is currently proceeding. A hearing on the plaintiffs' motion for a preliminary injunction is scheduled for November 21, 1996. The Fund believes the suit is without merit and that the Fund and the individual defendants intend to vigorously contest the allegations.

8.    DISPOSITION OF REAL ESTATE

      On April 22, 1996 the Fund sold the 120 S. Spalding property to an unaffiliated third party for $7,450,000. After payment of selling commissions of $186,250 and transfer taxes and title charges of $23,290 the Fund received net proceeds of $7,240,460. The Fund recorded a net gain on disposition of real estate of $67,460.

      During the nine months ended September 30, 1996, the Fund sold four single family lots to a home developer at the Fund's Wayside Village Development. The sale of these lots generated gross sales proceeds of $261,556. After payment of closing costs of $288, the Fund received net cash proceeds of $261,268 related to the sales. The sale of these lots resulted in an aggregate net loss on disposition of real estate of $4,369.

      During the nine months ended September 30, 1995, the Fund sold 17 single family lots to a home developer at the Fund's Wayside Development. The sale of these lots generated gross sales proceeds of $1,029,830. After payment of closing costs of $17,680, the Fund received net cash proceeds of $1,012,150 related to the sales. The sale of these lots resulted in an aggregate net gain on disposition of real estate of $4,390.

9.    AWARD SHARES

      On June 4, 1996, the Fund issued 18,557 shares of its common stock to Leonard G. Levine, its President, in payment of incentive compensation earned by Mr. Levine for the fiscal year ended December 31, 1995. Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned subsequent to January 1, 1993 are paid 80% in cash and 20% in shares of the Fund ("Award Shares"). The number of Award Shares issued is based on the average closing price of the Fund's common stock for the last five business days of the year in which the incentive is earned. Mr. Levine's incentive compensation earned during 1995 was $40,013. The cash portion equal to $32,010 was paid to Mr. Levine on August 16, 1996. On June 4, 1996 18,557 Award Shares were issued and valued at a price equal to $0.43125 per share representing $8,003. The Award Shares are subject to restrictions on transfer and are held in escrow by the Fund, pending satisfaction of the vesting requirements included in Mr. Levine's contract which provides that the shares will fully vest on the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Fund without just cause; or (iii) the permanent disability or death of Mr. Levine. Mr. Levine will, however, lose his right to these Award Shares if he is not employed by the Fund on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to all dividends paid on shares held by the Fund for his benefit. The Award Shares are included in the total shares outstanding of the Fund effective June 4, 1996 for the purpose of calculating Net Income Per Share of Common Stock based on the Weighted Average Number of Shares Outstanding.

10.   OTHER ASSETS

      On November 19, 1991 the Fund entered into an agreement with the senior lender ("Citibank") regarding the Fund's subordinated loan collateralized by the 950 L'Enfant Plaza (the "Property"). The Property is an eight-story office building located in downtown Washington, D.C. with 232,000 square feet of net rentable space with two parking levels located in a four-building complex called L'Enfant Plaza. The agreement provided for the Fund to receive 2.5% of the monthly cash flow from the operation of the Property, which provided approximately $150,000 in cash flow to the Fund annually, and 4% of the gross sales proceeds upon sale of the Property. In return, the agreement required the Fund to release its mortgage loan and consent to Citibank's foreclosure against the borrower. The Property was sold by Citibank to an unaffiliated third party on June 28, 1996 for approximately $46,750,000. On August 15, 1996, the Fund received its initial distribution in respect of its share of the sales proceeds from the Property in the amount of $1,868,886. The sale resulted in the Fund's recognition of gain on disposition of its carried interest in the Property in the amount of approximately $210,800. The Fund's interest in the Property had been recorded on the Fund's Consolidated Balance Sheet as an Other Asset. The Fund retained its 4% interest in certain reserves which were required to be set aside at the time of closing. The Fund anticipates receipt of its final distribution in respect of this transaction in the amount of approximately $50,000 on or before June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since early 1990, the Fund's liquidity and capital has been provided primarily from foreclosed asset dispositions and proceeds from financings collateralized by the Fund's assets and to a lesser extent from property operations and distributions in respect of the Fund's interest in two liquidating trusts. These sources have not, however, produced enough capital to permit the Fund to continue implementing its business plans as described below for each of its properties and to fund ongoing operating expenses. As described below, delays in the entitlement and zoning process, most of which were beyond the Fund's control, caused the Fund to incur additional costs and expenses over and above those originally contemplated. These delays further reduced the Fund's capital since it was unable to sell certain parcels which the Fund had contemplated selling to supplement its capital needs. In addition, the Fund's business plan for the Wayside Village parcel was negatively impacted by the Fund's unsuccessful attempt to draw funds under the revolving line of credit previously agreed to with Societe Generale,
Southwest Agency (the "SoGen Loan"). The Fund was not
able to draw on the line of credit while it awaited SoGen's
approval of a form of a proposed sales contract and a subordination agreement with a lot purchaser, a process which took approximately nine months. At the same time, however, a dispute arose over SoGen's obligation to reimburse, under the line of credit, costs incurred by the Fund at the Wayside Village parcel. This dispute was never resolved and resulted in the cancellation of the sales contract and SoGen's refusal to fund any money under the revolving line of
credit.   As a result of this and other factors, the Fund's board directed management to increase its efforts to secure additional capital. These efforts culminated in the proposed merger of RGI U.S. Holdings, Inc. ("RGI/U.S.") with and into the Fund (the "Merger").

      The board of directors of each of the Fund and RGI/U.S. have approved the Merger and the Agreement and Plan of Merger, dated as of April 12, 1996 and as subsequently amended on May 20 and September 7, 1996 by and among RGI/U.S., RGI Holdings, Inc. ("RGI Holdings") and the Fund (the "Amended Merger Agreement"). Upon fulfillment or waiver of the conditions set forth in the Amended Merger Agreement, at the effective time thereunder (the "Effective Time"): (i) RGI/U.S. will be merged with and into the Fund with the Fund being the surviving entity; (ii) the Fund's certificate of incorporation will be amended to, among other things, convert each twenty-five shares issued and outstanding of the Fund's common stock into one issued and outstanding share (the "Reverse Split"); and (iii) the name of the Fund will be changed to Legend Properties, Inc.
After giving effect to the Reverse Split, all of the issued and outstanding shares of RGI/U.S. common stock, no par value per share ("RGI/U.S. Common Stock"), will be converted into 4,386,986 newly-issued shares of the Fund's common stock. The proposed Merger and related issues as discussed above will be presented for a vote to all stockholders of record as at the close of business on October 9, 1996 at the Fund's Annual Meeting which has been scheduled for November 26, 1996.

      On May 21, 1996, RGI Holdings purchased 7,466,666 shares of authorized but unissued shares of the Fund's common stock for $.46875 per share, or an aggregate purchase price of $3.5 million (the "Private Placement"). In addition, RGI Holdings purchased (i) the SoGen Loan and (ii) a loan previously made to the Fund by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan"). Contemporaneously with the purchase of the loans, the Fund and RGI Holdings entered into agreements modifying the terms of the these loans. At September 30, 1996, the outstanding principal amounts of the Morgens Loan and the SoGen Loan were $24.3 million and $6.4 million, respectively. If the Merger is consummated, RGI Holdings will own approximately 75% of the Fund's outstanding common stock. If the Merger is not consummated, RGI Holdings will own approximately 16% of the Fund's outstanding common stock and will continue to hold approximately 90% of the Fund's indebtedness.

      In the event the Merger is consummated, in the opinion of the New York Stock Exchange ("NYSE"), the Merger would effectively constitute an acquisition of the Fund by RGI/U.S. Accordingly, the NYSE has advised the Fund that the merged entity would be required to file an original listing application and comply with the original listing criteria in order to continue the listing of the Fund's shares on the NYSE. The Fund does not, however, believe that the merged entity would be able to satisfy certain of the quantitative standards imposed by the NYSE for an original listing. Therefore, the Fund has filed an application, and, subject to satisfying certain conditions, has been approved to include its shares of common stock for quotation on the Nasdaq SmallCap Market ("Nasdaq") if the Merger is consummated. Differences in the method of operation between the Nasdaq and the NYSE may have an adverse effect upon individuals attempting to purchase or sell shares of the Fund's common stock. If the Merger is not consummated, the Fund would remain subject to the NYSE's standards for a continued listing. In the event the Merger is not consummated, there can be no assurance that the Fund would be able to comply with the NYSE's continued listing standards or that the NYSE would not take steps to delist the Fund's shares if the Fund was unable to satisfy the continued listing criteria. If the Reverse Split is not approved at the stockholders meeting, the Fund will not qualify for inclusion of its shares of common stock on the Nasdaq. In addition, even if the Reverse Split is approved, there can be no assurance that the Fund's shares of common stock will continue to trade at a Nasdaq minimum bid price of $3.00 per share and thus the Nasdaq may take action to remove the Fund's shares from inclusion on the Nasdaq.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was approximately $2.9 million and $316,012, respectively. This increase in cash and cash equivalents is attributable to an increase in cash flow from investing activities of approximately $11.3 million and cash flow from financing activities of approximately $1.7 million. Also contributing to the increase in cash and cash equivalents was cash flow of $425,395 from the Fund's receipt of cash distributions in respect of its interests in two liquidating trusts and income from property operating activities. Partially offsetting the increase in cash and cash equivalents was the payment of expenses and capitalized items related to the operating and development properties and the payment of the Fund's debt obligations and operating expenses.

      Cash Flows From Operating Activities: Net cash utilized in operating activities increased by approximately $9.9 million for the nine ended September 30, 1996 to approximately ($10.4 million) from approximately ($509,334) for the same period in 1995. This increase was due primarily to an increase in net loss to approximately ($8.3 million) from ($4.3 million), for the nine months ended September 30, 1996 when compared to the similar period in 1995. The increase in net loss for the nine months ended September 30, 1996 is primarily the result of an increase in development property expenses of $576,925 and an increase in interest expense and deferred loan costs of approximately $3.1 million, with respect to the Fund's SoGen Loan and Morgens Loan. The increases in these expenses are due to the Fund's change in accounting treatment of development and interest costs related to its development properties. For the nine months ended September 30, 1996 the Fund has elected to treat as an expense rather than a capitalized item, all interest related to the Morgens Loan and SoGen Loan and other development and holding costs associated with these properties due to delays in the infrastructure development at its Wayside Village and Chapman's Landing projects. These development and holding costs had been capitalized and recorded as developments in progress for the nine months ended September 30, 1995. Also contributing to the increase in cash outflow from operating activities for the nine months ended September 30, 1996 was a decrease in property operating activities as a result of the Fund's sale of its 120 S. Spalding property in April 1996.

      Cash Flows From Investing Activities: During the nine months ended September 30, 1996, the Fund generated cash flow from investing activities of approximately $11.3 million compared to a net outflow of cash for the same period in 1995 of approximately $5.4 million. The increase in cash flow from investing activities for the nine months ended September 30, 1996 was primarily due to the Fund's receipt of cash proceeds of approximately $7.2 million from the sale of the 120 S. Spalding property, the receipt of cash proceeds of approximately $1.9 million from the disposition of its interest in the 950 L'Enfant Plaza property, the receipt of cash proceeds of approximately $261,000 from the sale of four lots at the Wayside Village development and the Fund's receipt of its 50% share of cash proceeds from the VST/VMIF Oakridge Partnership in the amount of approximately $2 million from the sale of 210 acres of the Oakridge property. The Fund's outflow of cash from investing activities for the nine months ended September 30, 1995 is primarily the result of cash expenditures on developments in progress, purchase of land and property improvements, and repairs and improvement escrows of approximately $6 million, $213,000 and $166,000, respectively pursuant to the development activities regarding the Wayside Village, Chapmans Landing and Laguna Seca Ranch properties. Partially offsetting these cash expenditures for the nine months ended September 30, 1995 was the receipt of approximately $1 million in cash proceeds from the sale of lots at the Wayside Village development.

      Cash Flows from Financing Activities: For the nine months ended September 30, 1996 the Fund generated cash flow from financing activities of approximately $1.7 million compared to cash used in financing activities of approximately $1 million for the same period in 1995. The increase in cash flow from financing activities for the nine months ended September 30, 1996 when compared to the same period in 1995 is due primarily to the Fund's receipt of approximately $3.5 million from RGI as discussed above. Partially offsetting the receipt of these cash proceeds in 1996 were cash expenditures by the Fund for deferred financing costs of approximately $1.3 million associated with the restructuring of the Morgens Loan and SoGen Loan. In addition, for the nine months ended September 30, 1996, the Fund utilized approximately $479,000 in cash proceeds which were partially derived primarily from the sale of the four lots at Wayside Village plus cash from its working capital resources for principal repayments on the SoGen Loan. The net cash outflow of approximately $1 million for the nine months ended September 30, 1995 was due to principal payments made by the Fund on its mortgage loans collateralized by the Wayside Village and Southbridge properties in the amounts of $477,224 and $563,421, respectively.

      Management of the Fund believes that its remaining cash and cash equivalents and proceeds from the sale of its ancillary land parcels at its development properties should provide sufficient capital to meet its reasonably expected liquidity needs until completion of the merger. However, the Fund's ability to implement and complete its business plans is dependent upon its success in obtaining construction financing. If the proposed merger with RGI is not approved by the Stockholders of the Fund, the Fund may be required to dispose of portions of its core assets at fair market values which may likely be below the carrying values as of September 30, 1996, in order to retire its debt.

RESULTS OF OPERATIONS

      Total income for the nine months ended September 30, 1996 and 1995 was $356,742 and $1,174,048, respectively. Total income for the quarters ended September 30, 1996 and 1995 was $59,236 and $231,503, respectively. This decrease was due primarily to a decrease in operating property income. Operating property income for the nine months ended September 30, 1996 and 1995 was $232,094 and $1,010,011, respectively. For the quarter ended September 30, 1995, operating property income was $209,978. There was no operating property income for the quarter ended September 30, 1996. This decrease is attributable to the combination of a 65% decrease in occupancy at the 120 S. Spalding property which occurred in late March 1995 and the subsequent sale of the 120 S. Spalding property on April 22, 1996. Also contributing to this decline for the nine months ended September 30, 1996 when compared to the prior year period was a decrease in interest income from cash and cash equivalents due to a decrease in the average balance of cash available for investment during the period.

      Expenses from property activities for the nine months ended September 30, 1996 and 1995 were approximately $2.4 million and $2.1 million, respectively. For the quarters ended September 30, 1996 and 1995, the expenses from property activities were $777,221 and $692,729, respectively. This increase was attributable to the increase in development property expenses and real estate tax expense. Development property expenses increased for the nine months ended September 30, 1996 when compared to the same period in 1995 due to the decision to treat as an expense, interest and certain other development costs including real estate taxes incurred in 1996. These expenses had been capitalized during the same periods in 1995. Partially offsetting these increases in other expenses were the decreases in depreciation, repairs and maintenance expenses and operating property expenses. No depreciation was taken on the 120 S. Spalding building during the nine months ended September 30, 1996 as the valuation allowance taken in the fourth quarter of 1995 had reduced the depreciable basis of the building to zero. Repair and maintenance expense and operating property expenses decreased for the nine months ended September 30, 1996 when compared to 1995 due to the combination of a 65% decrease in occupancy in late March 1995 and subsequent sale on April 22, 1996 of the 120 S. Spalding building.

      Total other expenses for the nine months ended September 30, 1996 and 1995 were $7.4 million and $3.2 million, respectively. For the quarters ended September 30, 1996 and 1995, total other expenses were $2.4 million and $1.1 million, respectively. This increase is primarily attributable to an increase of approximately $3.1 million and approximately $898,000 in interest expense and amortization of deferred loan costs for the nine months and quarter ended September 30, 1996, respectively, when compared to the prior year periods due to the Fund's election to treat as an expense all interest related to the Chapman's Landing, Laguna Seca Ranch and Wayside Village properties during the nine month and quarter ended September 30, 1996 periods which had been capitalized during the same periods in 1995. Also contributing to the increase in other expenses for the nine months and the quarter ended September 30, 1996 when compared to the same periods in 1995, was the increase of $1,288,413 and $403,534, respectively, in other professional fees and general and administrative expenses. Other professional fees increased primarily due to the legal litigation related to the Laguna Seca Ranch property (See Part II - Other Information for further details. General and administrative expenses increased due primarily to an increase in the expenses of Banyan Management Corp. ("BMC") which were allocated to the Fund based on the amount of hours spent by BMC personnel on Fund-related matters. In addition, a significant amount of hours were required by BMC personnel, during the nine months and quarter ended September 30, 1996, relating to efforts to sell the remaining portion of the Oakridge Ventures property and 120 S. Spalding as well as negotiating and finalizing the terms of the Amended and Restated Agreement and Plan of Merger. Partially offsetting other expenses of the Fund, for the nine months ended September 30, 1996 and 1995, was the receipt of cash distributions in the amount of $444,663 and $566,783, respectively, in respect of its interests in two liquidating trusts established for the benefit of the unsecured creditors (including the Fund) of VMS Realty Partners and its affiliates ("VMS"). For the nine months ended September 30, 1996 and 1995 the Fund has treated $425,395 and $495,591, respectively, of these amounts, as a recovery of amounts previously charged to losses on loans, notes and interest receivables. A total of $127,471 of the 1995 distributions had been treated, as of December 31, 1995 as a liability to the Class Action Settlement Fund representing the Fund's share of amounts due as required per the terms of the previously settled VMS securities litigation. During the quarter ended September 30, 1996, a cash distribution was received by the Fund pursuant to its interest in one of the liquidating trusts in the amount of $25,690 of which $19,267 was required to be paid to the Class Action Settlement Fund. On July 28, 1996, the Fund paid a total of $146,738 to the Class Action Settlement Fund fulfilling all obligations to this Fund. The Fund does not anticipate receiving significant distributions pursuant to these interests in the future. Further offsetting these increases in other expenses were the decreases in stockholder expenses and directors' fees, expenses and insurance. Stockholder expenses for the nine months and quarter ended September 30, 1996 decreased when compared to the same periods in 1995 due to the decision to delay the annual meeting and its proxy mailing and printing costs associated with the Fund's annual reports and meeting until the merger, as discussed above, can be voted on by the Fund's Stockholders. Directors fees, expenses and insurance for the nine months and quarter ended September 30, 1996 decreased when compared to the same periods in 1995 due to improved premium rates received for directors' and officers' insurance.

      The Fund recognized net income of $947,420 representing its share of the Oakridge Venture's income for the nine months ended September 30, 1996 as compared to a net loss of ($158,361) for the same period in 1995. The increase in the income for 1996 when compared to 1995 is primarily attributable to the $1,023,036 gain on the sale of 210 acres during the first nine months of 1996. Partially offsetting this gain was a $75,616 loss on operations for the nine months ended September 30, 1996. The Fund's share of the Oakridge Venture's net loss for the quarters ended September 30, 1996 and 1995 were ($33,910) and ($67,645), respectively. The decrease in net loss for the quarter ended September 30, 1996 is primarily attributable to the sale of portions of the property during 1995 and 1996 which reduced the operating costs of the property.

     During the nine months and quarter ended September 30, 1996 the Fund recognized a gain on disposition of real estate of $273,881 and $210,790,

respectively. The gain for the nine months ended September 30, 1996 consists of a $210,790 gain on the Fund's disposition of its interest in 950 L'Enfant Plaza , a $67,460 gain on the disposition of 120 S. Spalding and a ($4,369) loss related to the sale of four lots at the Wayside Village property. For the nine months and quarter ended September 30, 1995, the Fund recognized a gain (loss) on the disposition of real estate in the amount of $4,390 and ($3,168), respectively, related to lot sales at the Wayside Village property.

      The combination of the above changes resulted in a net loss of $8,268,561 ($0.19 per share) for the nine months ended September 30, 1996 as compared to a net loss of $4,328,813 ($0.11 per share) for the same period in 1995. For the quarters ended September 30, 1996 the Fund recorded net loss of $2,949,856 ($0.06 per share) compared to net loss of $1,673,544 ($0.04 per share) for the same period in 1995

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Illinois Litigation

      On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation are as follows: (a) Monterey County Partners, a partnership which itself is a partner with the Fund's subsidiary, BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owns the Laguna Seca project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own (i) 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners; and (ii) the 99% limited partnership interest in VMS Laguna Seca Limited Partnership; and (c) VMTGZ Mortgage Investors, L.P.II, the principal beneficiary of Investors Liquidating Trust.

      Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, President of the Fund and (b) Banyan Management Corp., the company which provides administrative services to the Fund pursuant to an Administrative Services Agreement. Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation, but were later named in a Third Amendment Complaint, and in connection with the settlement of other litigation among BMC, Mr. Levine and certain of the plaintiffs, BMC and Mr. Levine are presently negotiating the terms and conditions of general releases which, when executed, will permanently bar further action by the plaintiffs against them.

      The original complaint sought: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. is not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Fund's former mortgage loan to Monterey County Partners upon which the Fund had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Count I of the complaint, seeking the removal of BMIF Monterey County Corp. as general partner and the replacement with Kimball Small Residential Properties, Inc. was stricken on the Fund's motion. An amended Count I eliminates the request that Kimball Small Residential Properties, Inc. be named as the replacement general partner.

      The Fund filed an Answer, Counterclaim and Third Party Complaint on March 29, 1996. The Counterclaim seeks a dissolution of the Ownership Partnership and a wind-up of its affairs and monetary damages against Monterey County Partners. The Counterclaim and Third Party Complaint seek monetary damages against Kimball Small Management and Kimball Small Residential Properties, Inc., which entities are associated with Monterey County Partners. All parties have served and answered discovery requests. All scheduled depositions have been completed and the litigants are responding to certain supplemental written discovery. In addition, the parties are about to engage in expert discovery.

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

      The Plaintiffs later filed a Third Amendment Complaint which purports to add Mr. Levine and Banyan Management Corp. as parties and also adds the Fund and RGI Holdings Inc. as parties. On August 9, 1996, the Fund answered certain counts of the Third Amendment Complaint and responded to other counts by moving to strike and dismiss or for judgment. On November 12, 1996, the Court on the defendants' motions, dismissed with prejudice the counts in Plaintiffs' Complaint which sought (i) removal of the general partner; (ii) avoidance of a fraudulent transfer and creation of a $4,800,000 capital account in favor of the plaintiffs and (iii) avoidance of the deed of trust and guarantee in favor of the Fund's lender on a theory of fraudulent transfer. The Court also dismissed two counts in Plaintiffs' Complaint which sought recovery based upon a theory of conspiracy to interfere with a contractual relationship or business advantage, but gave the plaintiffs until December 3, 1996 to attempt to replead these counts. Finally, the Court, on defendant's motion, ordered the partnership dissolved.

      A trial on the issues remaining after the court order of November 12, 1996 will commence on January 13, 1997.

      The Fund believes the Illinois Litigation is totally without merit and intends to vigorously defend the Illinois Litigation and to prosecute the Counterclaim and the Third Party Complaint. The partnership agreement which creates and governs the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the Illinois Litigation.

      California Litigation

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

      A motion to stay the California case, made by all defendants, was heard and denied without prejudice on January 5, 1996. Subsequently, on March 8, 1996, the court held a hearing on several motions to dismiss filed by all defendants. The California Court encouraged the parties to attempt to agree upon a schedule for conducting discovery and a trial in the Illinois Litigation while the California Litigation would remain in suspense. On September 13, 1996, the plaintiffs presented a motion to the California Court to enforce a prior stipulation and to set a trial date in California. On September 17, 1996 the California Court denied plaintiffs' motion and set a status date for January 31, 1997.

      None of the defendants has yet answered the California complaint. The Fund believes that the California Litigation is totally without merit and intends to vigorously defend it. As stated above, the partnership agreement which creates and governs the Ownership Partnership requires an unsuccessful litigant or its representative whose claim is based upon or related to the partnership agreement to pay the reasonable attorneys' fees of its opponent. The Fund intends to seek reimbursement of all attorneys' fees expended or incurred in defense of the California Litigation.

      Delaware Litigation

      On October 31, 1996, a class action lawsuit was filed in Delaware state court by two of the Fund's stockholders against the Fund and certain of its directors and officers, including Leonard G. Levine, Neil D. Hansen, Robert G. Higgins, Walter E. Auch, Sr. and Robert M. Ungerlieder. The complaint seeks, among other things, to require an auction of the Fund, to enjoin or rescind the proposed merger with RGI/U.S. Holdings, Inc. ("RGI") and monetary damages. Upon the plaintiffs' motion, discovery in the litigation was placed on an expedited basis and is currently proceeding. A hearing on the plaintiffs' motion for a preliminary injunction is scheduled for November 21, 1996. The Fund believes the suit is without merit and the Fund and the individual defendants intend to vigorously contest the allegations.

      The Fund is not aware of any other material pending legal proceedings as of November 13, 1996.

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

      (4)(i) Registration Rights Agreement dated as of May 21, 1996 between RGI Holdings, Inc. and the Fund.

      (10)(i) "Morgens" Loan Modification dated as of May 21, 1996 between RGI Holdings, Inc. and the Fund.

      (10)(ii) "Societe Generale" Loan Modifications dated May 21, 1996 between RGI Holdings, Inc. and VMIF Anden Wayside Venture and VMIF Southbridge Venture

            The following exhibit is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996:

Exhibit Number                      Description

      (3)               Amended and Restated Bylaws of the Registrant dated July
                        1, 1996.

            The following exhibit is incorporated by reference from the Registrant's Form S-4 as filed on September 20, 1996:

Exhibit Number                      Description

      (3)               Amended and Restated Bylaws of the Registrant dated
                        September 18, 1996.

            No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

      PURSUANT to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN MORTGAGE INVESTMENT FUND


By:   /s/ Leonard G. Levine                              Date: November 13, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                                 Date: November 13, 1996
      Joel L. Teglia, Vice President,
      Chief Financial and Accounting Officer