Form 10-K
period 1996-12-31
LEGEND PROPERTIES INC
filed 1997-04-15
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______.

                          Commission File Number 1-9885

                             Legend Properties, Inc.
               (formerly known as Banyan Mortgage Investment Fund)
             (Exact name of Registrant as specified in its charter)

         Delaware                                                36-3465359
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1420 Fifth Avenue, Suite 4200, Seattle, Washington                 98101
(Former address: 150 South Wacker Drive, Chicago, Illinois)       (60606)
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (206) 464-0123

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each Class                                on which registered

Shares of Common Stock                            National Association of
                                               Securities Dealers Automated
                                            Quotation System - Small Cap Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Shares of common stock outstanding as of April 11, 1997: 6,276,744. The aggregate market value of the Registrant's shares of common stock held by non-affiliates on such date was $6,405,882.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      See Exhibit index located on page __

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS                                           1

ITEM 2.    PROPERTIES                                                        4

ITEM 3.    LEGAL PROCEEDINGS                                                 9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND
           RELATED SHAREHOLDER MATTERS                                      13

ITEM 6.    SELECTED FINANCIAL DATA                                          15

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                            16

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         29

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                         29

                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               30

ITEM 11.   EXECUTIVE COMPENSATION                                           31

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   32

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   35

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K           39

SIGNATURES                                                                  41

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS OPERATIONS

           The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company), is the surviving corporation from the December 31, 1996 merger (the Merger)of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings (RGI/US).

           Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the sections headed "Properties", "Legal Proceedings", "Market for the Registrant's Shares and Related Matters" and "Management's Discussion and Analysis of Financial Condition - Results of Operations and Factors Affecting Legend's Business Plan." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

           The Company was organized as a corporation under the laws of the State of Delaware, pursuant to a Restated Certificate of Incorporation filed December 31, 1996. The Company was originally established to invest primarily in
(i) short-term loans, junior mortgage loans, wraparound mortgage loans and first mortgage loans on income-producing properties and (ii) construction loans, pre-development loans and land loans. In response to defaults on loans made by the Company to its borrowers, in February 1990, the Company suspended making new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where the Company has foreclosed upon or taken title, directly or indirectly to the collateral. The Company also suspended distributions to stockholders. As of December 31, 1996, the Company had a 51% interest in various general partnerships and through these partnerships controls the ownership of a 2,230-acre parcel located in Charles County, Maryland (Chapman's Landing) and a 2,555-acre parcel located in Prince William County, Virginia (Southbridge /Wayside Village). The Company also held a 50% controlling interest in a limited partnership which owns a 565-acre parcel located six miles east of Monterey, California (Laguna Seca Ranch).

           These properties are in various stages of entitlement or development and were acquired by the Company through foreclosure proceedings or deeds in lieu thereof from borrowers which had defaulted on loans that the Company made to these borrowers. These properties are owned in partnerships which the Company, as of January 21, 1997 as part of the Omnibus Settlement Agreement (See further discussion at Item 3 "Legal Proceedings"), owns 100% thereof. The Company believes that the market for the sale of large tracts of undeveloped land is currently limited and consequently has attempted to enhance the value of these parcels by selectively developing these parcels and by modifying their zoning and entitlements. With the exception of the Laguna Seca Ranch, the Company believes that there is a substantial difference between the potential value which might be realized if the parcels are further developed and zoned, and the immediate salable value of these parcels. In the case of Laguna Seca Ranch, the Company believes that the difference between the property's value in its present condition and its value after significant further development is not substantial due to the property's uniquely attractive location and smaller size.

           As a result of the Merger, the Company also has interests in the properties previously owned by RGI/US as described below.

           RGI/US was a Washington corporation and until the Merger, was a wholly-owned subsidiary of RGI Holdings, Inc. ("Holdings") which is an indirect majority-owned subsidiary of Resource Group International, Inc. ("RGI Inc."). RGI Inc. is an indirect subsidiary of RGI (Antilles) N.V., a Netherlands Antilles limited liability company ("RGI Antilles"). In January 1997, RGI Antilles merged with Aker ASA, a Norwegian corporation with interests in cement and building materials as well as oil and gas technology, forming Aker RGI. On an unaudited pro forma basis, the combined entity had gross revenue of approximately $3.2 billion (U.S.) for the year ended December 31, 1996 and total assets of $3.1 billion (U.S.) as of December 31, 1996.

           RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries (American Property Investments, Inc. ("API"), Grand Harbor Associates, Inc. ("GHA"), Grand Harbor Corporation, Inc. ("GHC"), K.W. Properties, Inc. ("KW"), and Resource Group, Inc. ("TRG").

           API owns a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). RGI/US listed the Lynnwood Center for sale during 1996. GHA owns a 90% interest in Grand Harbor Property Holdings, Inc.
(GHPH) and Oak Harbor Property Holdings Inc. and Quality Life Services, Inc. (Collectively OHPH), corporations that own: (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida;
(ii) Oak Harbor, a 116-acre, 352-unit adult retirement community also located in Vero Beach, Florida; and (iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor. GHC was formed as a holding company during 1994 for certain bank debt and was merged into GHPH during 1996. KW and TRG were spun-off by means of a dividend to Holdings from RGI/US in April 1996.

           For financial reporting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. As of December 31, 1996, the historical consolidated financial statements of the Company became those of RGI/US, and are referred to hereafter as "Legend." Through December 31, 1996, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. As of December 31, 1996, RGI Holdings, Inc. and a company affiliated by common ownership, own approximately 79% of the outstanding common shares of the Company.

           On April 12, 1996, the Company entered into an Agreement and Plan of Merger, which was subsequently amended on May 20, and September 17, 1996, (the "Amended Merger Agreement") with Holdings and its wholly-owned subsidiary, RGI/US (collectively "RGI").

           On May 21, 1996, Holdings (i) purchased 7,466,666 shares (298,666 shares after giving effect to the reverse stock split - see discussion to follow), of authorized but unissued shares of Banyan's common stock for $.46875 per share ($11.71 per share after giving effect to the reverse stock split) or an aggregate purchase price of $3.5 million (the "Private Placement"); (ii) purchased the loan made to the Company in October, 1994 by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (the "Morgens Loan") and (iii) purchased the loan made to a subsidiary of the Company by Societe Generale ("SoGen Loan") which is secured by a first mortgage on the Company's Wayside Village property and a portion of the Southbridge property. In addition, Mr. Kenneth Uptain, President of Holdings and RGI/US, was named to fill a vacant seat on the Company's Board of Directors.

           Both the Morgens Loan and the SoGen Loan were in default, and concurrent with the purchase of these loans by Holdings, the Company and Holdings entered into agreements modifying each loan. Under these modification agreements, Holdings agreed that, among other things, prior to December 31, 1996 it would not accelerate either the Morgens Loan or the SoGen Loan nor foreclose on any collateral securing such loans based upon (i) any events of default occurring before May 15, 1996; or (ii) any non-monetary defaults occurring after May 15, 1996 but before the merger completion date; or (iii) as a result of the execution of the Amended Merger Agreement as described above.

           Holdings also agreed to capitalize and add to the outstanding principal balance of the Morgens Loan the interest payment due on January 1, 1996 in the approximate amount of $1,025,000. The outstanding principal balance of the Morgens Loan as of December 31, 1996 was $24,258,788. Additionally, effective December 31, 1996, the terms of the Morgens Loan were further modified to reduce the non-default interest rate on the Morgens loan from

17.5% per annum to the prime rate plus 2% per annum (10.25% at December 31, 1996). Finally, the original Morgens Loan provisions that required the outstanding principal balance to be reduced to $11,000,000 by September 30, 1997 and prohibited prepayment of the entire loan prior to September 30, 1996 were eliminated with the entire loan due and payable on September 30, 1998. A portion of the proceeds from the sale of stock to RGI were used to pay (i) interest for the period from January 1, 1996 through March 31, 1996, which was due April 1, 1996, in the amount of approximately $1,179,000 and (ii) a $500,000 loan restructuring fee to Holdings. As part of Holding's acquisition of the Morgens Loan, outstanding warrants to purchase 175,200 shares of common stock of the Company which were issued to the previous lenders were cancelled. Also, Holdings allowed the Company to utilize for general business purposes, without requiring application against debt, the net proceeds from the sale of certain properties. On December 31, 1996, the Company was required to pay, and did not pay, an interest payment of approximately $1,070,000, thereby causing the loan to be in default.

           Upon acquisition of the SoGen Loan by Holdings, the $287,702 of interest due as of December 31, 1995 was capitalized and added to the outstanding loan balance of $6,360,000, which was partially offset by cash proceeds from lot sales at Wayside Village that were held in escrow by SoGen. The principal balance of the loan, after adding interest, was reduced by approximately $317,000 which primarily represents the net proceeds released from escrow by SoGen in respect to the sale of four lots at Wayside Village which occurred on April 9, 1996. The outstanding principal balance subsequent to the modification was $6,391,084. Using a portion of the proceeds from the sale of stock to RGI, the Company paid interest for the period January 1, 1996 through April 30, 1996 in the amount of $319,782 and also paid late fees and legal fees in the amount of $302,708. No additional payments of principal or interest were required until December 31, 1996. On December 31, 1996, the Company did not pay the required amount, thereby causing the loan to be in default. The maturity date of the SoGen Loan is December 31, 1997. The $2,000,000 revolving loan agreement, executed by SoGen and the Company in 1994, under which no funds were ever disbursed, was cancelled and released. The Company and SoGen also exchanged mutual releases of liability.

           On April 15, 1997, Legend announced that it had signed a stipulation and settlement agreement to resolve various lawsuits filed against the Company (See Item 3 "Legal Proceedings" for further discussion). The agreement is subject to, among other things, court approval. As part of the settlement, Holdings has agreed to, among other things, (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of the Company's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. Until the settlement is approved by the court and becomes effective, management does not expect to be able to satisfactorily restructure or refinance the Loans. If and when the settlement is approved, management expects to enter into discussions with Holdings and/or other third party lenders to restructure or refinance the Loans.

           Effective December 31, 1996, RGI/US was merged with and into the Company, the Company's certificate of incorporation was amended to, among other things, convert each twenty-five shares issued and outstanding of the Company's common stock into one issued and outstanding share (the "Reverse Split"). Additionally, the name of Banyan was changed to Legend Properties, Inc. After giving effect to the Reverse Split, all outstanding shares of RGI/US were converted into 4,386,986 shares of the Company's common stock.

           The Company had been previously advised by the NYSE that the merged entity would be required to file an original listing application and comply with the original listing criteria in order to continue the listing of the Company's shares on the NYSE. The Company had determined that the merged entity would not be able to satisfy certain of the quantitative standards imposed by the NYSE for an original listing. Therefore, the Company filed an application, which was subsequently approved, to include its shares of common stock for quotation on the Nasdaq SmallCap Market ("Nasdaq"). See Item 5. "Market for the Registrant's Shares and Related Shareholder Matters".


OTHER INFORMATION

           The Company's real property investments are subject to competition regarding the size and location of similar types of properties in the vicinities in which they are located. See Item 2, "Properties" for a description of the Company's real property investments.

           As it relates to development and construction work performed in the State of Florida, the activities of the Company are not seasonal, however development and construction activities performed in the States of Virginia and Maryland are affected by inclement weather, , and the majority of the development and construction work in Virginia and Maryland occurs between the months of March and November. As it relates to sales activities, the majority of revenues recorded related to sales in the State of Florida are recorded between the months of October and May while revenues recorded related to sales occurring in the States of Virginia and Maryland are recorded fairly evenly throughout the year. The Company's business activities related to the Lynnwood Center in the State of Washington are not seasonal.

           The Company does no foreign or export business and has no real property investments located outside of the United States. The Company does not segregate revenue or assets by geographic region, as such a presentation would not be significant to an understanding of the Company's business for the year ended December 31, 1996.

           As of December 31, 1996 and March 31, 1997, the Company had 290 and 360 employees and 1 and 3 executive officers, respectively.

           The Company reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1996, the Company did not incur a material amount for capital expenditures for environmental matters nor does it anticipate making any material expenditures for environmental matters for the year ended December 31, 1997.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Company owned interests in eight properties. Below is a brief description of property interests owned by the Company:

Name, Location and              Approx.                Date
Type of Property                 Size                Acquired     Description
Grand Harbor                   400 acres                6/91(2)   a 90% interest in a corporation
Vero Beach, FL                                                    which owns the subject property
Residential Development


Oak Harbor                     115 acres                6/91(2)   a 90% interest in a corporation
Vero Beach, FL                                                    which owns the subject property
Residential Development


Royal Palm                     72-Bed                   6/94(2)   a 90% interest in a corporation
Convalescent Center                                               which own the subject property
Vero Beach, FL
Skilled Nursing
Care facility


Lynnwood Shopping Center       164,724 Sq. Ft.          11/87(2)  100% Fee Simple Interest
Lynnwood, WA                   gross leaseable
Retail Shopping Center         area (g.l.a.)


Southbridge                    2,050 acres               5/91     a 51% interest in a general
Prince William County, VA                                         partnership which provides for a
Residential Land Development                                      prioritized return of investment (1)

Wayside Village                505 acres                5/91      a 51% interest in a general
Prince William County,  VA                                        partnership which provides for a
Residential Land Development                                      prioritized return of investment (1)


Chapman's Landing              2,230 acres              3/91      a 51% interest in a general
Charles County, MD                                                partnership which provides for
Land Parcel                                                       prioritized return of investment (1)


Laguna Seca Ranch              565 acres                9/91      a 50% controlling interest in a
Monterey County, CA                                               limited partnership which
Land Parcel                                                       provides for a prioritized return
                                                                  of investment (1)


(1) Effective January 21, 1997, as part of the Omnibus Settlement Agreement (See further discussion at Item 3 "Legal Proceedings"), the Company owns a 100% interest in the general or limited partnership which holds the subject property.

(2) The acquisition date represents the date the property was acquired by RGI/US or affiliates. RGI/US merged with and into the Company Effective December 31, 1996.

           Grand Harbor. Grand Harbor is a 772-acre residential golf community, of which the Company owned approximately 400 acres at December 31, 1996, located along the Indian River in Vero Beach, Florida, with two 18-hole championship golf courses and waterfront access with a marina containing 144 slips which can accommodate vessels with six feet of draft up to 100 feet in length. The slips are available to be leased on a daily, monthly or annual basis. The residences at Grand Harbor are clustered in individual communities affording views of the surrounding golf courses and scenic waterways. Development of Grand Harbor began in 1987 with a U.S. savings and loan institution providing approximately $115 million in acquisition and infrastructure financing. The Resolution Trust Corporation acquired Grand Harbor in 1990 and most development and construction activities at Grand Harbor were terminated. After the acquisition of Grand Harbor by affiliates of RGI/US, the marina and clubhouse were completed and housing development continued.

           Grand Harbor offers two 18-hole championship golf courses that opened in 1989: a Harbor Course designed by Pete Dye and a River Course designed by Joe Lee. The 28,000 square foot Grand Harbor clubhouse, serving both courses, opened in 1994 and also serves as a social center for Grand Harbor residents. Grand Harbor maintains 24-hour access control, together with a variety of amenities, including eight clay tennis courts and a separately located ocean-front beach club. In 1992, Grand Harbor received an ENVY, a residential environmental award from the Florida Association of Realtors.

           Grand Harbor and Oak Harbor collectively received zoning entitlements for the development of a maximum of 2,688 residential units. The Company's business plan, however, contemplates the development of 1,103 residential units at Grand Harbor and 352 residential units at Oak Harbor. The Company believes this plan best maximizes the value of these parcels based on existing and anticipated market conditions, even though these parcels are zoned for greater density. If market conditions change, the Company can increase, to a certain extent, the proportion of multi-family lots to be developed under existing zoning. If the Company elects to develop additional multi-family lots beyond that currently entitled, such a change would likely require approval of local zoning authorities.

           Grand Harbor currently offers single-family detached homes, townhomes, duplexes and low-rise condominiums with sales prices ranging from approximately $200,000 to approximately $900,000 with sizes ranging from 1,600 square feet to over 4,000 square feet. In addition, there are golf course and riverfront undeveloped lots available at sales prices ranging from $165,000 to over $500,000. When the Company acquired Grand Harbor in 1991, approximately 265 residences had been sold. Since the acquisition, through December 31, 1996, 350 additional residences have been sold. These include all product types offered at Grand Harbor (condominiums, duplexes, villas and single family homes). Based on the current development plans, approximately 488 additional residences are planned for Grand Harbor. Grand Harbor has received governmental approvals for

ITEM 2.   PROPERTIES (C0NTINUED)


approximately 484,000 square feet of commercial space and 241,000 square feet of office space. Currently, Grand Harbor has not developed any commercial or office space.

           Grand Harbor currently derives revenue from the construction and sale of single-family villas, condominiums and individual lots; rental commissions from residential units and rental income from marina docks; and the operation of harbor and club facilities. In conjunction with offering residential units for sale, Grand Harbor offers four (4) types of equity memberships in the Grand Harbor Golf and Beach Club: (i) full memberships for $37,500; (ii) golf and tennis memberships for $20,000; (iii) tennis memberships for $10,000; and (iv) social memberships for $7,500. Upon the completion of sale of the equity memberships, Grand Harbor will turn over management and control of the Grand Harbor Golf and Beach Club to its members.

           There are several communities located within Vero Beach, that compete with Grand Harbor in terms of location, quality, and/or price, including but not limited to Windsor, Orchid Island Golf & Beach Club, and Indian River Club. While these communities offer many of the same amenities as Grand Harbor such as an oceanfront beach club and a gated community, many do not offer boating access, a completed golf clubhouse, or have a limited product choice.

           Oak Harbor. Oak Harbor is a 116-acre luxury country club retirement community, of which the Company owned approximately 115 acres at December 31, 1996, with on-site health facilities located within Grand Harbor. With the opening of the Oak Harbor clubhouse in March 1997, Oak Harbor members receive daily meals, transportation, housekeeping, social activities and access to optional health care. In addition to the already completed 36,000 square foot clubhouse with a community hall, arts & crafts room, hobby shop, game room, library and fitness center; community amenities will include a 24,900 square foot, 24 private room on-site assisted care health facility; a nine-hole golf course designed by Joe Lee; and a total of 352 residences consisting of different types of condominiums, cottages and villas. Oak Harbor provides the opportunity to own a home within a community offering on-site health care and a club that offers a wide range of daily services to make life easier for Oak Harbor residents. A discussion of Oak Harbor's zoning entitlements is included under "--Grand Harbor" above.

           Currently, the clubhouse, golf course, all roads and related infrastructure and the first twenty-two villa and cottage homes are complete. A 24-unit condominium complex was completed in March 1997. The Company anticipates that the on-site assisted care health facility will be completed in September 1997.

           Oak Harbor offers condominiums and single-family homes ranging in price from $250,000 to $635,000 and ranging in size from 1,178 to 2,850 square feet. All residences have emergency call systems and trained health professionals will be available 24 hours a day. Three levels of health care including skilled, assisted-living and home health care will be available to Oak Harbor residents at a cost in addition to the monthly dues described below.

           The Oak Harbor Club requires a $25,000 initial club deposit from all of its members. Upon the re-sale of an Oak Harbor residence, the $25,000 initial club deposit is refundable subject to the new member paying his or her deposit. In addition, there is an initiation fee equal to ten percent (10%) of the purchase price of the residence. This fee may be deferred until the residence is resold, but will then equal the greater of 10% of the initial purchase price or 10% of the subsequent sale price of the residence. The Oak Harbor Club is a non-equity club and Oak Harbor will not turn over management and control to its members. Monthly dues, ranging from $1,650 for a single person to $2,150 for a couple, will include, among other things, one meal per day, transportation around Oak Harbor and Vero Beach, weekly housekeeping and linen service, and 24-hour emergency call service.

           As of December 31, 1996, 36 residences were under contract, and sales on 13 single-family homes had been completed. In addition, as of April 10, 1997, Oak Harbor had entered into sales contracts for an additional 14 residences. The Company anticipates that the majority of these fifty homes will be occupied by May 1997. These sales are subject to a non-refundable deposit of 20% of the sales price but are typically subject to cancellation by the purchaser under specified circumstances, such as the purchaser becoming incapable of independent living. Although Oak Harbor is a retirement community, all residents must be capable of independent living to join the Oak Harbor Club.

ITEM 2.   PROPERTIES (C0NTINUED)


           The Royal Palm Convalescent Center. In 1994 RGI/US acquired the Royal Palm Convalescent Center ("Royal Palm"), which was established in 1965. Royal Palm is a skilled nursing facility licensed for 72 beds and is regulated by the State of Florida Agency for Health Care Administration. As of April 10, 1997, Royal Palm operated 51 beds, substantially all of which were occupied. Royal Palm accepts only patients who pay privately and does not accept Medicaid or Medicare reimbursement. Monthly rates range from approximately $3,900 for a semi-private room to approximately $5,600 for a private suite. These prices include lodging, meals and basic nursing services. Pharmaceutical charges, most medical supplies, physical therapy and other items ordered by attending physicians are additional. Royal Palm provides Oak Harbor residents with preferred admission should their health condition deteriorate to a state where high levels of nursing care (skilled nursing care)is required.

           There are two competing lifecare communities located within a 35 mile radius of Oak Harbor. Indian River Estates, located in Vero Beach, and Sandhill Cove, located 32 miles south in Stuart, Florida. Both target a lower demographic prospect than Oak Harbor, have smaller average units than those offered by Oak Harbor, and do not offer home ownership to their residents.

           The Lynnwood Center. The Lynnwood Center, acquired by the Company in 1987, is a neighborhood retail shopping center located on an approximately 14.35-acre site in Lynnwood, Washington, approximately 20 miles north of Seattle, Washington. The Lynnwood Center with 164,724 square feet of gross leasable area currently has 16 tenants, including anchor tenants PayLess Drugs, Safeway and The Sports Authority. Overall occupancy of the Lynnwood Center at December 31, 1996 and 1995 was 95% and 88%, respectively. During 1996, the Company listed the Lynnwood Center for sale and expects to sell the Lynnwood Center by December 31, 1997.

           The Lynnwood Center represented 9.42% of the Company's total assets based on book value and 7.0% of total revenues as of December 31, 1996. Annual base rentals range from $11.00 to $20.00 per square foot, and average $12.29 per square foot. The 1996 taxes were approximately $164,000 (including special assessments), substantially all of which was reimbursed by tenants under their leases.

           The following summarizes 1996 occupancy levels by quarter at the Lynnwood Center:

at March 31      at June 30          at September 30       at December 31
-----------      ----------          ---------------       --------------
   89%           93%                   95%                   95%


           Southbridge/Wayside Village (Southbridge). Southbridge is a 2,685-acre "Planned Unit Development", of which the Company owned approximately 2,555 acres at December 31, 1996, located along the Potomac River in the eastern portion of Prince William County, Virginia, approximately 24 miles south of Washington D.C. The project is entitled for approximately 7,200 residential units, including single family, townhouse and multi-family, and 4.48 million square feet of commercial space. The Company anticipates developing the project in phases over the next 15 to 20 years (See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan"). For financing purposes, title to the project is held by two separate partnerships.

           Phase 1, which constitutes the property known as Wayside Village, is zoned for 2,376 residential units and 280,000 square feet of commercial space. Although zoned for 2,376 residential units, the Company's current development plan anticipates development of 1,616 units, which the Company believes maximizes the underlying value of the property based on existing and anticipated market conditions. The Company can modify its development plans within the limitations of the existing zoning, in response to changes in market conditions. As of March 31, 1997, 582 of the 1,616 residential lots have been delivered to builders who have in turn constructed and sold 78 single family homes and 447 townhouses. An additional 26 single family lots have been developed and are under

ITEM 2.   PROPERTIES (C0NTINUED)


contract with a builder for a selling price of $42,000 per lot with quarterly deliveries of 6 lots. The Company has completed the development of all 26 lots, and the first delivery of lots occurred in early April 1997. In addition, the Company has executed a Letter of Intent to sell lots for 100 semi-attached single family home at a purchase price of $24,000 per lot with deliveries anticipated to start in the first quarter of 1998. The Company continues to negotiate with other builders for additional residential lot sales contracts. During 1996 a builder terminated contracts to purchase a total of 242 single family and townhouse lots due to the Company's inability to develop and deliver the lots within the time frame provided for in the contract. Engineering of additional residential sections is currently underway. Development of additional sections is anticipated to commence during the second quarter of 1997 once development financing is secured(See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan"). Development of residential lots will be timed to satisfy contractual requirements and anticipated market demands.

           On the commercial side, the Company has executed a Letter of Intent to sell approximately 22.4 acres at a purchase price of approximately $4.1 million (approximately $4.25 per square foot). Closing is expected to occur on the earlier of the date the purchaser obtains all required permits or December 31, 1997. In addition, the Company has executed a contract to sell an approximately 1.4 acre site for $650,000 with an anticipated closing date of June 30, 1997.

           Chapman's Landing. Chapman's Landing is a 2,230-acre land parcel located along the Potomac River in the western portion of Charles County, Maryland, approximately 20 miles south of Washington D.C. The project is a mixed use master planned community which is entitled for 4,600 residential units; including single family, townhouse and multi-family; an 18 hole public golf course and 2.26 million square feet of commercial space. The Company anticipates developing the project in five phases over a 15 to 20 year period.

           Phase 1 is zoned for 576 residential units consisting of 404 single family and 172 townhouses. Engineering for certain infrastructure improvements and the initial sections of residential units is substantially complete. Development of the infrastructure improvements and initial residential sections is anticipated to commence during the second quarter of 1997 once final state and federal permits are issued and development financing is secured.

           Contracts to sell 156 single family and townhouse lots in Phase 1 over the next five years have been executed with two builders. The contracts provide for a base sales price, with defined increases in prices over the term of the contracts. The contracts require the delivery of lots to the builders by the Company in unequal quarterly installments. The Company is also anticipating negotiating with other builders for additional residential lot sales contracts (See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan").

           The housing industry in the Greater Washington D.C. region is highly competitive. In each of the Company's local Washington D.C. markets, there are numerous land developers, home builders and private interests with which the company competes to attract home builders to its projects. the Company competes primarily on the basis of price, location and the level of amenities provided within the community (See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan").

           Laguna Seca Ranch. Laguna Seca Ranch is a 565-acre parcel of land with entitlement for approximately 253 residential units, including 160 single family lots, 93 multi-family lots, and an 18-hole golf course, which is located approximately four miles east of the City of Monterey. Effective January 21, 1997, as part of the Omnibus Settlement Agreement (See further discussion at Item 3 "Legal Proceedings"), the Company effectively owns a 100% interest in the limited partnership which holds this property. The Company currently intends to sell the Laguna Seca Ranch property and to apply a portion of the proceeds to repay a portion of the Morgens Loan which is now held by Holdings (See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan"). In contrast to the Southbridge/ Wayside Village and Chapman's Landing projects, the Company believes that the Laguna Seca Ranch project is salable in its entirety due to its size and location. Although the project is currently held for sale, the Company anticipates proceeding with limited development activity to ensure the preservation of development rights.

ITEM 3.  LEGAL PROCEEDINGS

           On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (the "Illinois Litigation"). The plaintiffs in the Illinois Litigation were as follows: (a) Monterey County Partners, a partnership which itself was a partner of the Company's subsidiary, BMIF Monterey County Corp., in a partnership known as BMIF Monterey County Limited Partnership (the "Ownership Partnership"), which is the entity that owned the Laguna Seca project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own (i) 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 80% partner in Monterey County Partners; and (ii) the 99% limited partnership interest in VMS Laguna Seca Limited Partnership; and (c) VMTGZ Mortgage Investors, L.P. II, the principal beneficiary of Investors Liquidating Trust.

           Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, former President of the Company and (b) Banyan Management Corp., the company which provides administrative services to the Company pursuant to an Administrative Services Agreement (as amended). Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation, but were later rejoined by a Third Amendment Complaint.

           The original complaint sought: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. was not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on the Company's former mortgage loan to Monterey County Partners upon which the Company had initiated foreclosure proceedings which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Numerous counts of the plaintiff's complaint and various theories of recovery were stricken on the Company's motions after which the matter proceeded to trial on January 13, 1997 (see below).

           On October 10, 1995, a companion action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al.
v. BMIF Monterey County Limited Partnership, et al; Case No. 105280 (the "California Litigation").

           The plaintiff entity which owns the Laguna Seca Ranch property (the "Ownership Partnership") filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens Loan (the Morgens defendants), which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Laguna Seca Ranch property.

           The California Litigation alleged fraudulent transfer and conspiracy and sought the following as remedies: (i) to set aside the Deed of Trust and the obligations of the

Ownership Partnership under the Morgens Loan guaranty; (ii) to quiet title to the Laguna Seca Ranch project, declaring null and void the interest of Morgens under the Deed of Trust; and (iii) an award of attorneys' fees and costs. After a variety of motions, the California Court set a status hearing in the California Litigation for January 31, 1997 in an effort to award the results of the trial in the Illinois Litigation.

           Trial in the Illinois Litigation commenced on January 13, 1997. After four days of testimony, the parties commenced settlement negotiations, and on January 21, 1997 all parties to the Illinois Litigation and the California Litigation executed and delivered an Omnibus Settlement Agreement pursuant to which, among other things: (i) the California Litigation and the Illinois Litigation were dismissed with prejudice, (ii) all parties executed and delivered mutual releases; (iii) the Company paid to the plaintiffs the sum of $200,000; (iv) the Morgens defendants paid the sum of $50,000 to the plaintiffs;
(v) Limited partnership interests held by the plaintiffs in the Company's Laguna Seca Ranch, Chapman's Landing and Southbridge/Wayside Village properties were assigned and conveyed to subsidiaries of the Company; and (vi) certain ancillary litigation among some of the parties was settled and dismissed.

           The execution and delivery of the aforesaid Omnibus Settlement Agreement allows the Company to enjoy 100% ownership of the Laguna Seca Ranch, Chapmans Landing and Southbridge/Wayside Village properties without minority interests and is expected to facilitate financing or other strategic alternatives with respect to these projects.

           On October 31, 1996, a lawsuit was filed in Delaware state court by two of the Company's stockholders on behalf of the themselves and all of the non-defendant stockholders of the Company, against the Company and certain of its directors and officers, including Leonard G. Levine, Neil D. Hansen, Robert
G. Higgins, Walter E. Auch, Sr. and Robert M. Ungerlieder.

           The plaintiffs have alleged, among other things, that the Company's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating the Company. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of the Company's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of the Company's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by the Company in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize shareholder value and disclose certain additional information to the Company's stockholders in connection with considering the merger.

           On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31st. These two suits were ultimated consolidated by the Delaware court of chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of the Company's former officers, as well as that of one of the Company's directors. Plaintiffs filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and addition additional factual allegations that the Company had failed to properly consider acquisition proposals submitted by third parties to acquire the Company. The amended complaint also claimed that purchases made by Holdings during December of shares of the Company's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in federal court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (the "New York Action").

           On January 8, 1997, the plaintiffs filed an application pursuant to
Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that:
(i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) the Company had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The Delaware court subsequently scheduled a hearing on the plaintiffs' application for relief under Section 225 for March 4, 1997. The parties engaged in discovery incident to the application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiff and class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.

           On April 15, 1997, Legend announced that it had reached an agreement in principle to settle the various lawsuits. The agreement is subject to, among other things, court approval. As part of the settlement, the plaintiffs will likely file a second consolidated amended and supplemental complaint repeating the allegations contained in their previous complaints and adding the claims underlying their application pursuant to Section 225 of the Delaware Code. In addition, Holdings and RGI/US will likely be added as defendants solely for purposes of the settlement. All of the defendants will subsequently answer this complaint and have consented to a conditional certification of the lawsuit as a plaintiff class action pursuant to Rules 23(a) and 23(b)(1)-(2) of the Court of Chancery of the State of Delaware. As part of this settlement, Holdings has agreed to, among other things, (i) defer interest due on the Loans until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1,
1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of the Company's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. The parties will schedule a hearing during the week of April 21, 1997 to submit the settlement to the Delaware court for its preliminary review.

           Contemporaneously with and in conjunction with the resolution of this Delaware litigation, the plaintiffs, as well as the defendants in the New York Action, have agreed to settle and dismiss the matter. As part of this settlement, RGI Holdings, Inc. has agreed to purchase all of the shares owned by John Hinson, John Temple and Gary Goldberg, the named plaintiffs in the Delaware lawsuits, for $13.25 per share ($0.53 prior to the reverse split). In return, Messrs Hinson, Temple and Goldberg have agreed not to purchase or otherwise acquire any of the Company's securities until April 2002, or until such time as RGI Holdings, Inc. no longer owns 25% or more of the Company's equity, whichever occurs first.

           The Company is not aware of any other material pending legal proceedings as of April 10, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company called its 1996 Annual Meeting of Stockholders to order in November 1996. After several adjournments, formal action on the following proposals was taken on December 27, 1996. Voting was held open until December 30, 1996.

           There were four proposals considered at the Meeting.

           Proposal #1: To consider and vote upon a proposal to merge RGI/US with and into the Company (the "Merger"), pursuant to the Agreement and Plan of Merger, dated as of April 12, 1996, by and among RGI/US, Holdings and the Company as amended and restated as of May 20, 1996 and further amended as of September 17, 1996;

           Proposal #2: To consider and vote upon a proposal to amend the Company's certificate of incorporation to reclassify, combine and convert each twenty-five issued and outstanding shares of the Company's common stock into one issued and outstanding share;

           Proposal #3: To consider and vote upon a proposal to adopt the Amended and Restated Certificate of Incorporation (the "Restated Certificate") that, among other things, changes the Company's name from Banyan Mortgage Investment Fund to "Legend Properties, Inc."; and

           Proposal #4: To elect three directors to hold office until the next Annual Meeting of Stockholders or otherwise as provided in the Restated Certificate.

           The following votes (on a pre-split basis prior to approval of proposal #2) were cast in connection with the proposals in the manner as set forth:

             Proposal         Votes For       Votes Against       Votes Abstaining          Non-Votes
             --------         ---------       -------------       ----------------          ---------
             Number 1        23,862,753          10,414,143            844,969              1,519,847
             Number 2        23,710,343          10,315,175          1,096,347              1,519,847
             Number 3        23,995,166           9,820,267          1,306,432              1,519,847



           PROPOSAL #4

                                                            For              Withheld
                                                            ---              --------
           Walter E. Auch, Sr.                       29,852,568             6,789,144
           Olav Revhaug                              29,866,172             6,775,540
           Fred E. Welker III                        29,881,491             6,760,221

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

           Historically the Company's shares of common stock were listed on both the New York Stock Exchange and Chicago Stock Exchange, although principally traded on the New York Stock Exchange (the "NYSE") under the symbol "VMG". On December 31, 1996, the Company's stockholders approved the Merger of RGI/US with and into the Company. (see Item 1. "Description of Business" for further details regarding the Merger). The Company had been previously advised by the NYSE that the merged entity would be required to file an original listing application and comply with the original listing criteria in order to continue the listing of the Company's shares on the NYSE. The Company had determined that the merged entity would not be able to satisfy certain of the quantitative standards imposed by the NYSE for an original listing. Therefore, the Company filed an application, which was subsequently approved, to include its shares of common stock for quotation on the Nasdaq SmallCap Market ("Nasdaq"). Effective January 1997, the Company's shares of common stock began trading on The Nasdaq SmallCap Market tier of the Nasdaq Stock market under the symbol: "LPRO". In addition, simultaneously with the Merger, the Company's stockholders approved a proposal to reclassify, combine and convert each twenty-five issued and outstanding shares of its common stock (prior to the Merger) into one issued and outstanding share. The range of high and low share prices as reported by the NYSE for each of the quarters in the years ended December 31, 1996 and 1995, after giving effect to the reverse stock split, are as follows:

                                                                   Share Price
          Quarter                                         1995                      1996
            3/31                    High                 $17.175                   $14.075
                                    Low                  $ 9.375                   $10.150
            6/30                    High                 $18.750                   $12.500
                                    Low                  $15.625                   $ 9.375
            9/30                    High                 $17.175                   $10.150
                                    Low                  $10.925                   $ 6.250
           12/31                    High                 $12.500                   $11.725
                                    Low                  $ 9.375                   $ 2.725

           The quarterly high and low share price as provided above have been adjusted by multiplying the actual high and low stock price as reported per the NYSE by twenty-five, thus giving effect to the Company's reverse stock-split as approved by its stockholders.

           Based upon the Company's projected cash flow and capital needed to hold and maximize the long-term value of its assets, no distributions were declared by the Company during the years ended December 31, 1996 and 1995, nor does the Company anticipate the declaration of any such distributions in the near future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

           At April 11, 1997, there were 9,154 record holders of Legend's shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

For financial reporting purposes, the December 31, 1996 Merger of Banyan and RGI/US was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. Accordingly, the historical consolidated financial statements of Legend and the selected financial data presented below are those of RGI/US.

                                             For the Year Ended December 31,
                          1996(1)           1995             1994            1993(2)        1992(2)
Cash and Cash
  Equivalents          $   1,529,898    $    578,906    $    430,819    $     63,098    $    396,908
                       =============================================================================

Investment in Real
  Estate (1)           $ 129,199,173    $ 21,984,169    $ 14,153,666    $ 13,450,635    $ 15,704,445
                       =============================================================================

Properties Owned at
  December 31 (1)                  8               4               4               3               2
                       =============================================================================

Notes and Interest
  Receivable from
  Related Parties      $   1,987,481    $ 16,239,419    $ 17,883,808    $  6,729,696    $  3,386,589
                       =============================================================================

Total Assets           $ 184,110,129    $ 40,555,418    $ 36,061,717    $ 24,930,057    $ 22,318,056
                       =============================================================================

Notes Payable to
  banks and others     $  86,700,617    $ 23,288,065    $ 21,435,774    $ 12,619,520    $ 14,484,520
                       =============================================================================

Payables to
  Related Parties      $  47,609,097    $ 25,728,682    $ 17,521,229    $ 15,892,081    $ 10,725,504
                       =============================================================================


Total Revenues         $  35,589,215    $  2,088,247    $  2,410,407    $  2,427,854    $  1,982,850
                       =============================================================================

Loss Before
  Extraordinary Item   $  (2,153,853)   $ (4,069,032)   $ (1,504,261)   $ (2,491,127)   $ (3,446,864)
                       =============================================================================

Net Income (Loss)      $  (2,153,853)   $ (4,069,032)   $    971,097    $ (2,491,127)   $ (3,446,864)
                       =============================================================================
Income (Loss) Per
  Share of Common
  Stock Before
  Extraordinary
  Item (2)             $        .(49)   $       (.93)   $       (.34)   $       (.57)   $      --
                       =============================================================================
Net Income (Loss)
  Per Share of
  Common Stock (2)     $        (.49)   $       (.93)   $        .22    $       (.57)   $      --
                       =============================================================================


(1) "Investments in Real Estate" and "Properties Owned at December 31" include investments in Grand Harbor and Oak Harbor through December 31, 1995. Effective January 1, 1996, Grand Harbor Associates, Inc.(a wholly-owned subsidiary of Legend), a 45% owner of the Grand Harbor and Oak Harbor projects (The Projects), acquired an additional 45% interest in The Projects. Additionally, effective December 31, 1996, RGI/US merged with Banyan. Both of these business combinations were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. The accounts of these acquired companies have been included in the consolidated financial statements of Legend from the acquisition dates.

(2) RGI/US was incorporated in December 1993. Financial data prior to December 1993 is for certain predecessor companies (see Item 1 "Business Operations"). At December 31, 1995, 1994, and 1993 the weighted average number of shares of Legend common stock outstanding was 4,386,983. For the year ended December 31, 1996, the weighted average number of shares of Legend common stock outstanding was 4,392,166, due to the recapitalization of RGI/US on December 31, 1996 (See also Item 3 "Legal Proceedings").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings (RGI/US).

           For financial reporting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. As of December 31, 1996, the historical consolidated financial statements of the Company became those of RGI/US, and are referred to hereafter as "Legend."

The Disclaimer of Opinion

           Legend's independent auditors in their report dated April 15, 1997, stated that they were unable to express, and did not express, an opinion on Legend's 1996 consolidated financial statements (the Disclaimer of Opinion). This inability was caused by uncertainties regarding the finalization of a settlement of a class action lawsuit. The Independent Auditors' Report states that "Because of the significance of the uncertainties regarding the lawsuit discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements". See "Consolidated Financial Statements of Legend Properties, Inc. and Subsidiaries".

           The audits performed by independent auditors and the form and content of their opinions on financial statements are governed by the Statements on Auditing Standards (the Auditing Standards) of the Auditing Standards Board of the American Institute of Certified Public Accountants.

           Under the Auditing Standards, a disclaimer of opinion, stating that the auditor does not express an opinion on the consolidated financial statements, is appropriate when the auditor has not performed an audit sufficient in scope to enable the auditor to form an opinion on the consolidated financial statements, but may also be appropriate in cases where substantial concerns exist about the outcome of a future event which is not susceptible to reasonable estimation. The Auditing Standards prohibit use of a disclaimer of opinion in cases where the auditor believes, on the basis of the audit, that there are material departures from generally accepted accounting principles, without describing such departures in the auditors' report.

           If the auditor disclaims an opinion because of a limit in scope of the audit, the Auditing Standards require disclosure of the reasons why the audit did not comply with generally accepted auditing standards, and a statement that the scope of the audit was not sufficient to warrant the expression of an opinion. If the auditor disclaims an opinion based on an uncertainty, the Auditing Standards require that the uncertainties which are the basis of the disclaimer and their possible effects should be disclosed in an appropriate manner and that the auditors' report state all of the substantive reasons for the disclaimer of opinion. The Disclaimer of Opinion was not based upon a limitation in the scope of the audit, and accordingly does not state that the scope of the audit was limited or insufficient.

           In the opinion of management of Legend, the underlying reason for the failure of KPMG Peat Marwick LLP, Legend's independent auditors, to render an opinion on Legend's 1996 consolidated financial statements, as disclosed in the Disclaimer of Opinion, is the uncertainty surrounding the finalization of a settlement of the class action lawsuit.

           Additionally, the Independent Auditors' Report states that "Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern". See "Consolidated Financial Statements of Legend Properties, Inc. and Subsidiaries".

           On April 15, 1997, Legend reached a stipulation and settlement agreement to resolve the class action lawsuit, however, the agreement is subject to, among other things, court approval. Management of Legend also believes that once the settlement of the lawsuit is approved and becomes effective, they will be able to satisfactorily restructure or refinance certain indebtedness maturing in 1997.

           Upon satisfactory resolution of the lawsuit the underlying basis for the Disclaimer of Opinion will have been eliminated.

           RGI/US was a Washington corporation and until the Merger, a wholly-owned subsidiary of RGI Holdings, Inc. ("Holdings") which is an indirect majority-owned subsidiary of Resource Group International, Inc. ("RGI Inc."). RGI Inc. is an indirect subsidiary of RGI (Antilles) N.V., a Netherlands Antilles limited liability company ("RGI Antilles"). In January 1997, RGI Antilles merged with Aker ASA, a Norwegian corporation with interests in cement and building materials as well as oil and gas technology, forming Aker RGI.

           RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries (American Property Investments, Inc. ("API"), Grand Harbor Associates, Inc. ("GHA"), Grand Harbor Corporation, Inc. ("GHC"), K.W. Properties, Inc. ("KW"), and Resource Group, Inc. ("TRG").

           API owns a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). RGI/US listed the Lynnwood Center for sale during 1996. GHA owns a 90% interest in Grand Harbor Property Holdings, Inc.
(GHPH) and Oak Harbor Property Holdings Inc. and Quality Life Services, Inc. (collectively OHPH), corporations that own: (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida;
(ii) Oak Harbor, a 116-acre, 352-unit adult retirement community also located in Vero Beach, Florida; and (iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor. GHC was formed as a holding company during 1994 to incur certain bank debt (the proceeds of which were loaned to GHPH) and was merged into GHPH during 1996. KW and TRG were spun-off in the form of dividend to Holdings from RGI/US in April 1996.

           Prior to January 1996, GHA owned a 45% interest in GHPH and OHPH, the corporations which own the partnerships and corporations that own Grand Harbor and Oak Harbor. Legend recorded these investments using the equity method of accounting. In January 1996, GHA purchased an additional 45% interest in GHPH and OHPH, as well as interests in a finance company and a title and escrow company. This business combination was accounted for under the purchase method of accounting.

           Through December 31, 1995, Legend's revenues primarily consisted of rental revenue generated from the Lynnwood Center. During 1996, revenues primarily consisted of the operations of Grand Harbor, Oak Harbor and Lynnwood Center. Currently, Legend intends to focus on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, Legend intends to develop and sell land parcels at Southbridge/Wayside and Chapman's Landing. In connection with Legend's current plan to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


focus on these land and residential developments, Legend has listed the Lynnwood Center and Laguna Seca Ranch for sale, and expects to sell them by December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

           The cash flow for each of Legend's projects can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development require significant cash outlays for, among other things, land acquisition, obtaining master plan and other approvals, construction of amenities (including golf courses and club houses and recreation centers), model homes, sales and administrative facilities, major roads, utilities, general landscaping and interest. Since these initial costs are generally capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding cash flow. However, after the initial years of development, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include charges for substantial amounts of previously expended and capitalized costs.

           Legend's cash and cash equivalents balance at December 31, 1996 and December 31, 1995 was $1,529,898 and $578,906, respectively. The increase in 1996 is attributable to cash flow from financing activities of $28,724,520, partially offset by cash flow utilized in investing activities of $25,407,886 and cash flow utilized in operating activities of $2,365,642.

           Cash Flows from Operating Activities: For 1996, Legend utilized cash in operating activities of $2,365,642, compared to cash provided by operating activities of $190,641 for 1995. The net increase in cash flow utilized in operating activities is primarily due to the acquisition of an additional 45% interest in GHPH and OHPH in January 1996. This business combination was accounted for under the purchase method of accounting and accordingly, the results of operations of GHPH and OHPH are included in the consolidated financial statements of Legend since the acquisition date.

           Cash utilized in operations in 1996 is primarily due to the following:

o In 1996, real estate inventory increased by $4,925,186, primarily due to construction and development costs incurred at Oak Harbor. 1996 was the initial year for the development and sale of residential units at Oak Harbor. In 1996 the clubhouse, golf course, all roads and related infrastructure and the first twenty-two villa and cottage homes were substantially completed. A 24-unit condominium complex was started during 1996 and completed in March 1997. During 1995, real estate inventory at Oak Harbor consisted primarily of development costs, such as architectural and other planning costs, and initial grounds preparations for the land and infrastructure to be developed.

o Accounts and notes receivable and accounts payable and other liabilities increased in 1996. These increases were generally due to the timing of cash receipts and payments and can vary significantly depending on the status of the development cycle for each of Legend's properties. Due to the nature of Legend's business, significant fluctuations in payables and receivables are not considered unusual.

o The decrease in the net loss to $2,153,583 for 1996 from $4,069,032 for 1995 is primarily due to a decrease in the net loss of API to $541,955 for 1996 from $911,308 for 1995 and a decrease in the net loss of GHA to $1,523,101 for 1996 from $3,137,354 for 1995.

o The decrease in the net loss of API to $541,955 for 1996 from $911,308 for 1995 is primarily due to the addition of The Sports Authority as a tenant in November 1995 offset by the $1,000,000 provision recorded to reflect the loss expected on the disposal of the Lynnwood Center.

o The decrease in the net loss of GHA to $1,523,101 for 1996 from $3,137,354 for 1995 is primarily due to a decrease in the loss at Grand Harbor to $1,070,256 (net of minority interest of $118,917), for 1996 from $5,412,034 for 1995 as well as the purchase of an additional 45% interest in GHPH and OHPH and the inclusion of the operating results of GHPH and OHPH in the consolidated operating results since their acquisition in January 1996.

o In 1996 a provision of $1,000,000 was recorded to reflect the loss expected on the disposal of the Lynnwood Center. The Lynnwood Center assets are stated at their estimated fair value less costs to sell. Legend expects to dispose of the Lynnwood Center by December 31, 1997.

o Depreciation and amortization expense was $1,968,984, related primarily to Grand Harbor and Oak Harbor. As of June 30, 1996, management decided to dispose of the Lynnwood Center and discounted recording depreciation on the related assets.

           Cash Flows From Investing Activities: During 1996 Legend utilized cash flow in investing activities of $25,407,886 compared to $3,886,693 in 1995. The amount of cash flow utilized in investing activities for 1996 was primarily due to Legend purchasing $15,219,862 of property and equipment and restricting the use of cash and investments of $8,746,205 during 1996. During 1996, OHPH completed construction of a 36,000 square foot clubhouse, a nine hole golf course, and the related roads and infrastructure. Additions to property and equipment during 1996 at Oak Harbor totaled approximately $14,448,059. The clubhouse and related facilities opened March 1, 1997.

           The increase in restricted cash and investments during 1996 is due to OHPH and GHPH depositing with various lenders cash and investments of $8,746,205, primarily related to the financing obtained to construct the Oak Harbor assisted care living facility, golf course and related infrastructure. Included in the increase in restricted cash and investments are customer deposits received on the sale of real estate and club memberships at Grand Harbor and Oak Harbor. The use of these funds is subject to lender restrictions and the amounts are to be released to OHPH as construction on the assisted care living facility occurs or the related loans are paid down to certain pre-determined levels.

           Cash Flows from Financing Activities: During 1996 Legend generated cash flow from financing activities of $28,724,520 compared to $3,844,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for 1995. The 1996 amount was primarily due to proceeds from $62,381,041 on borrowings, offset by repayments of $32,310,431. Additionally, Legend paid $1,346,090 of loan fees in 1996.

           The increase in loan fees and net borrowings during 1996 is primarily due to the acquisition of an additional 45% interest in GHPH and OHPH in January 1996. During 1996, GHPH and OHPH collectively paid $1,346,090 in loan fees, borrowed $58,994,500 and repaid $32,248,244. During 1995, Legend recorded the investments in GHPH and OHPH using the equity method of accounting.

           During 1996, API borrowed $1,899,208 from a bank and repaid $62,187. API used the net proceeds primarily to fund remaining construction costs related to remodeling activities which took place at the Lynnwood Center.

           During 1996, RGI/US borrowed $1,500,000 from Holdings and used the proceeds to fund costs associated with the Merger, primarily a termination payment of $1,218,285 to Mr. Levine, the former president of the Company. See a further discussion relating to the payment to Mr. Levine at Item 11 "Executive Compensation". A total of $1,100,000 of this payable was offset against a receivable from Holdings in a non-cash transaction as of December 31, 1996.

           Historically, Legend has used internally generated funds, third party borrowings and funds from RGI affiliated entities for construction and development purposes. The business plan of Legend contemplates the continued development of Southbridge, Wayside Village, Grand Harbor and Oak Harbor and the initiation of development activities at the Chapman's Landing project (See also "Factors Affecting Legend's Business Plan").

           Legend's business plan for Southbridge/ Wayside Village, Grand Harbor and Oak Harbor contemplates development expenses during 1997 of approximately $40.6 million. Legend has obtained $27.2 million of construction financing for Grand Harbor and Oak Harbor, and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


anticipates obtaining construction financing of approximately $10.9 million for Southbridge/Wayside village and Chapman's Landing. Legend anticipates that the additional $2.5 million needed to fund development expenses will be generated by operations or funded with proceeds from the $8.7 million funding provided by Holdings (See Item 3 "Legal Proceedings").

           Management of Legend recognizes that its remaining cash and cash equivalents at December 31, 1996 will not be sufficient to implement and complete its current business plan for each of the properties. In addition to the $8.5 million line of credit from Holdings, Legend intends to sell Laguna Seca Ranch and the Lynnwood Center in order to provide the Company additional funding for its planned development activities. On April 15, 1997, Legend announced that it had signed a stipulation and settlement agreement to resolve various lawsuits filed against the Company (see Item 3 "Legal Proceedings" for further discussion). The agreement is subject to, among other things, court approval. Until the settlement is approved by the court and becomes effective, management does not expect to be able to satisfactorily restructure or refinance certain of its existing debt obligations that mature on December 31, 1997 and in 1998. If and when the settlement is approved, management expects to enter into discussions with Holdings and/or other third party lenders to restructure or refinance certain of its existing debt obligations which mature on December 31, 1997 and during 1998. The Company's ability to meet its cash flow needs is dependent upon its success in obtaining construction financing at its development properties, as well as its ability to restructure or refinance certain of its existing debt obligations.

           As of December 31, 1996 Legend's outstanding notes payable to banks and others aggregated $86,700,617, of which $26,203,656 matures in 1997, $22,310,338 in 1998, $15,083,514 in 1999, $19,081,807 in 2000, $345,049 in 2001
and $3,676,253 thereafter.

          Additionally, as of December 31, 1996 outstanding payables to related parties totaled $47,609,097, of which $12,950,309 matures in 1997, $24,258,788 in 1998 and $10,400,000 in 1999.

RESULTS OF OPERATIONS

1996 compared with 1995

           Results of operations for 1996 include the revenues and expenses of GHPH and OHPH whereas the results of operations for 1995 include Legend's 45% share of losses from GHPH and OHPH under the equity method of accounting as "Equity in Losses of Investees". As a result of this change, Legend believes that its consolidated financial statements as of and for the year ended December 31, 1996 are not comparable with its consolidated financial statements as of and for the year ended December 31, 1995. To allow for comparability of period to period variances, the results of operations for 1996 are compared to unaudited pro forma results of operations for 1995 ("Pro Forma 1995"). The Pro Forma 1995 information has been prepared as if the 45% acquisition of interests had been made on January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                         Year Ended
                                                         December 31
                                                 --------------------------
                                                       Actual     Pro Forma
                                                         1996          1995
                                                 ------------    ----------
Revenues:
  Real estate sales                              $ 24,649,096     16,334,806
  Club operations                                   5,334,940      4,601,160
  Patient service                                   2,617,615      2,380,767
  Rent                                              2,480,846      1,872,392
  Other                                               506,718        427,095
                                                 ------------    -----------
           Total revenues                          35,589,215     25,616,220
                                                 ------------    -----------
Costs and expenses:
  Real estate                                      18,172,004     10,937,011
  Club operations                                   4,055,377      5,004,028
  Patient service                                   1,378,808      1,260,640
  Rent                                                591,725        817,433
  Other                                                77,287        176,947
                                                 ------------    -----------
  Provision for assets held for sale                1,000,000            -
                                                                 -----------
  Selling, general and administrative expenses      9,354,471      8,528,795
                                                 ------------    -----------
Total costs and expenses                           34,629,672     26,724,854
                                                 ------------    -----------
           Operating income                           959,543     (1,108,634)
                                                 ------------    -----------
Other income (expense):
  Interest income                                     746,035      1,422,114
  Interest expense                                 (4,859,968)    (8,126,806)
  Other, net                                          743,235        415,340
                                                 ------------    -----------
           Net other expense                       (3,370,698)    (6,289,352)
                                                 ------------    -----------
           Loss before minority interests          (2,411,155)    (7,397,986)
Minority interests                                    257,572        683,815
                                                 ------------    -----------
           Net loss                              $ (2,153,583)    (6,714,171)
                                                 ------------    -----------

           Total revenues in 1996 and for Pro Forma 1995 were $35,589,215 and $25,616,220, respectively. Real estate sales increased by $8,314,290 to $24,649,096 in 1996 from $16,334,806 in Pro Forma 1995. A total of 55 Grand
Harbor residential units were sold during 1996 at an average sale price of $315,000 as compared to 43 units sold during 1995 at an average sale price of $298,000. 1996 was the first year of sales of residential units at Oak Harbor, and a total of 13 units were sold during 1996 at an average sale price of $457,000. Contributing to the increase in total revenues was an increase in the sale of club memberships and revenues generated by club operations at Grand Harbor during 1996 as compared to 1995. Grand Harbor Club operations revenues increased $733,780 in 1996 to $5,334,940 from $4,601,160 in Pro Forma 1995. The club operations revenue increases for the year ended December 31, 1996 as compared to the Pro Forma Year Ended December 31, 1995 were due primarily to the increase in overall membership and related activities. The Oak Harbor Club did not begin operations until March 1, 1997. Rent revenues increased $608,454 in 1996 as compared to Pro Forma 1995 to $2,480,846 from $1,872,392. The increase was the result of the new major tenant in the Lynnwood Center in November of 1995. The occupancy rate for the Lynnwood Center in 1996 and 1995 was 95% and 88% respectively. During 1996, Legend listed the Lynnwood Center for sale, and expects to sell the Lynwood Center December 31, 1997.

           Total costs and expenses increased $7,904,818 to $34,629,672 for the year ended December 31, 1996 from $26,724,854 for the Pro Forma Year Ended December 31, 1995. The overall increase was primarily due to increased real estate sales at Grand Harbor and Oak Harbor, increased membership in the Grand Harbor Club, a $1,000,000 provision taken in 1996, changes in selling, general and administrative costs as noted below, less the impact of the implementation of various cost saving measures during 1996 at the Grand Harbor

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Club and the discontinuance of the depreciation of the Lynnwood Center as of June 30, 1996. Real estate sales gross margin as a percentage of real estate sales amounted to 26% in 1996 compared to 33% in Pro Forma 1995. Gross margin percentages vary materially based on the type of unit sold. Unit sales for 1995 included six undeveloped lots that generated a significantly higher margin than completed residence sales. During 1996 a provision of $1,000,000 was recorded to reflect the loss expected on the disposal of the Lynnwood Center at December
31, 1996. The Lynnwood Center assets are stated at their estimated fair value less costs to sell. As of June 30,, 1996, management decided to dispose of the Lynwood Center and discontinued recording depreciation on the related assets. Legend expects to dispose of the Lynnwood Center by December 31, 1997. Selling, general and administrative expenses increased $825,676 to $9,354,471 in 1996 from $8,528,795 in Pro Forma 1995. The increase was primarily due to the fact that the Oak Harbor sales organization was not fully operational in 1995.

           Interest expense decreased $3,266,838 to $4,859,968 in 1996 from $8,126,806 in Pro Forma 1995. The decrease was primarily a result of the conversion of related party payables to equity of Legend amounting to $21,663,015 in January 1996.

           The combination of the above changes resulted in a net loss of $2,153,583 ($0.49 per share) in 1996 as compared to a net loss of $6,714,171 ($1.07 per share) in Pro Forma 1995.



1995 compared with 1994

           Total revenues for the years ended December 31, 1995 and 1994 were $2,088,247 and $2,410,407, respectively. Total revenues for 1995 decreased by $322,160 or 13% from 1994 primarily due to a decrease of $175,093 in rental revenue and a $100,000 one time consulting fee that was earned in 1994. The decrease in rental revenue resulted from a 17% decrease in space available for rent due to a renovation and re-tenanting plan implemented at the Lynnwood Center during 1995. The renovation and re-tenanting plan was initiated to accommodate a new major tenant and allowed for replacement of a number of smaller tenants that were experiencing financial difficulty. Pursuant to the renovation plan, four buildings comprising approximately 36,000 square feet of gross leasable area were demolished and replaced with one new building containing approximately 42,500 square feet of gross leasable area. Construction of the new building was completed in November 1995. In addition, contributing to the decline in total revenues for 1995 when compared to 1994 was a decrease of $47,067 in other revenue relating to consulting fees.

           Total costs and expenses for the years ended December 31, 1995 and 1994 were $1,126,626 and $1,218,590, respectively. The decrease in costs and expenses of $91,964 for 1995 when compared to 1994 was due primarily to a decrease in rental operations expenses associated with the reduction in gross leasable area as a result of the renovation and re-tenanting plan initiated in 1995.

           Total operating income for the years ended December 31, 1995 and 1994 was $961,621 and $1,191,817, respectively. The decrease in operating income of $230,196 for 1995 when compared to 1994 was primarily the result of the lease terminations and the implementation of the renovation and re-tenanting plan at the Lynnwood Center. Due to the renovation and re-tenanting plan, average gross leasable area at the Lynnwood Center amounted to approximately 130,000 square feet in 1995 and 157,000 square feet in 1994. Average occupancy increased approximately seven percentage points between 1994 and 1995. The new space was not completely leased until late 1995 and therefore did not substantially contribute to rental revenue for 1995. At December 31, 1995, the Lynnwood Center was 91% occupied.

           "Equity in Losses of Investees" relates to Grand Harbor Associates' 45% ownership interest in GHPH and OHPH. For 1995 and 1994 Legend recognized losses in the amounts of $3,059,205 and $1,920,598, respectively. A breakdown of Grand Harbor's and Oak Harbor's results of operations for 1995 and 1994 follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                          1995             1994
                                                      ------------    ------------
Revenues
  Grand Harbor                                        $ 20,958,541    $ 30,773,765
  Oak Harbor                                             2,605,434       1,158,590
                                                      ------------    ------------
           Total Revenue                                23,563,975      31,932,355
                                                      ------------    ------------
Cost of Sales
  Grand Harbor                                          16,017,986      23,351,087
  Oak Harbor                                             1,260,640         604,812
                                                      ------------    ------------
           Total Cost of Sales                          17,278,626      23,955,899
                                                      ------------    ------------
Operating and Other Expenses
  Grand Harbor                                          10,352,589      10,188,794
  Oak Harbor                                             2,730,995       2,055,659
                                                      ------------    ------------
           Total Operating and Other Expenses           13,083,584      12,244,453
                                                      ------------    ------------

Net Loss Before Extraordinary Gain
  Grand Harbor                                          (5,412,034)     (2,766,116)
  Oak Harbor                                            (1,386,201)     (1,501,881)
                                                      ------------    ------------
           Total Net Loss Before Extraordinary Gain   $ (6,798,235)   $ (4,267,997)
                                                      ------------    ------------

Share of Net Loss Before Extraordinary Gain
  Grand Harbor (45%)                                    (2,435,415)     (1,244,752)
  Oak Harbor (45%)                                        (623,790)       (675,846)
                                                      ------------    ------------
           Total Share of Net Loss Before
              Extraordinary Gain                      $ (3,059,205)   $ (1,920,598)
                                                      ------------    ------------

           In 1995 and 1994, 43 and 90 residential units respectively, were sold at Grand Harbor for an average sales price of $298,000 and $248,000 respectively. Total revenues for Grand Harbor for 1995 declined when compared to 1994 due to a decrease in the number of residential units and club memberships sold which was partially offset by an increase in the average sales price per unit. Total revenues for Grand Harbor for 1995 and 1994 were also impacted by membership fees and other income related to operation of the Grand Harbor Club of $4,623,735 and $3,867,925, respectively. Prior to January 1, 1994, all revenues and expenditures relating to Grand Harbor Club operations were netted and capitalized to real estate inventory as additional amenity costs. Net club operation losses of approximately $2,300,000 were capitalized from July 1991 (inception) to December 31, 1993. The Grand Harbor Club was fully operational as of January 1, 1994, and results of operations of the Grand Harbor Club from January 1, 1994, are included in current operations. Membership dues and other income for 1995 increased $755,810 when compared to 1994 due to increased membership and an overall dues increase.

           The decrease in the cost of sales for Grand Harbor in the amount of $7,333,101 for 1995 when compared to 1994 was due to the reduction in units sold. Other operating expenses for Grand Harbor remained relatively unchanged between 1995 and 1994.

           Oak Harbor acquired Royal Palm as of June 30, 1994. 1995 financial results for Oak Harbor reflect a full year of operation of Royal Palm whereas 1994 only includes six months.

           There were no residential unit sales at Oak Harbor in 1995 or 1994. Total cost of sales increased at Oak Harbor for 1995 when compared to 1994 due to a full year of operation of Royal Palm. Other operating expenses in 1995 for Oak Harbor increased by $675,336. The increase was primarily due to development, sales/marketing and interest expenditures incurred for only a partial year in 1994 compared to a full year in 1995. This increase was partially offset because of a write off in 1994 of $578,362 in expenses relating to application to the State of Florida for a Certificate of Need necessary for a life care facility. This Certificate of Need was no longer necessary after the acquisition of Royal Palm.

           Interest income for the years ended December 31, 1995 and 1994 was $2,032,182 and $1,267,775, respectively. The increase in interest income for 1995 of $764,407 when compared to 1994 was due to an increase in interest income relating to Legend's loan to Grand Harbor in the original principal amount of $12,000,000 (the "1994 Grand Harbor

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Loan") which was outstanding during all of 1995 and eleven months in 1994. Also, Legend recognized $690,702 in additional interest income in 1995 as a result of its loan to RGI Inc. in the original principal amount of $9,500,000 which became outstanding during the first quarter of 1995 and was repaid in December 1995.

           Interest expense for the years ended December 31, 1995 and 1994 was $4,139,315 and $2,573,208, respectively. Interest expense increased by $1,566,107 for 1995 when compared to 1994 primarily due to a loan received by Legend in the original principal amount of $9,500,000 in February 1995. The loan proceeds were in turn utilized to provide a loan to RGI Inc. in an equal amount. Interest expense associated with this loan amounted to $690,702. In addition, in 1995 Legend incurred additional interest expense of $480,000 as a result of varying terms of related party loans during 1994. Also, Legend borrowed $12,000,000 in 1994 to fund the 1994 Grand Harbor Loan. This loan was paid down to $10,900,000 by the end of 1994 and the balance was outstanding for all of 1995. Interest expense associated with this loan in 1995 increased by $200,000 due to the overall increase in interest rates as well as the principal being outstanding for a full twelve months versus eleven months in 1994.

           Other income for the years ended December 31, 1995 and 1994 was $135,685 and $529,953, respectively. Other income decreased by $394,268 for 1995 when compared to 1994 primarily due to a $1,300,000 brokerage fee charged to Grand Harbor by Legend during 1994 for certain loans. Legend had deferred a portion of the amount and was amortizing the balance into income using the straight line method over the term of the loan. In 1995 and 1994 Legend recognized $157,083 and $514,583 respectively, as income.

           For 1994, Legend recognized an extraordinary gain in the amount of $2,475,358 on its 45% share of Grand Harbor's extinguishment of debt.

           The combination of the above changes resulted in a net loss of $4,069,032 ($0.93 per share) for the year ended December 31, 1995 as compared to net income of $971,097 ($0.22 per share) for the year ended December 31, 1994.



FACTORS AFFECTING LEGEND'S BUSINESS PLAN

           In addition to the other information contained in this Annual Report, the following factors should be considered carefully:

Interest Rates

           Legend's business and financial condition may be adversely affected during periods of high inflation, primarily because of the impact of higher interest rates that may significantly affect Legend's interest and construction costs. In addition, higher interest rates could negatively impact the demand for housing since potential purchasers may have difficulty obtaining mortgage financing on acceptable terms, if at all.

Substantial Debt Obligations and Terms of Debt

           As of December 31, 1996 Legend's outstanding notes payable to banks and others aggregated $86,700,617, of which $26,203,656 matures in 1997, $22,310,338 in 1998, $15,083,514 in 1999, $19,081,807 in 2000, $345,049 in
2001 and $3,676,253 thereafter.

           Additionally, as of December 31, 1996 outstanding payables to related parties totaled $47,609,097, of which $12,950,309 matures in 1997, $24,258,788 in 1998 and $10,400,000 in 1999.

           Until the settlement of the Delaware litigation is approved by the court and becomes effective (See Item 3 "Legal Proceedings"), management does not expect to be able to satisfactorily restructure or refinance certain of its existing debt obligations that mature on December 31, 1997 and in 1998. If and when the settlement is approved, management expects to enter into discussions with Holdings and/or other third party lenders to restructure or refinance certain of its existing debt obligations which mature on December 31, 1997 and during 1998.

           Legend's ability to service its debts and other obligations when they become due will depend on various factors affecting its properties, such as operating expenses and construction schedules, which, in turn, may be adversely affected by general and local economic conditions. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues generated by the properties. The cost of developing properties may, therefore, exceed the income derived from the sale of lots or homes. Therefore, Legend may have to obtain funds from other sources to operate and maintain a property in order to protect its investment. A failure to make required payments on Legend's indebtedness when due could result in a loss of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


property securing these obligations and would have a material adverse effect on Legend's results of operations and financial condition.

Need for Additional Capital

           The monies provided Legend by operations and the anticipated sale of assets (primarily Laguna Seca Ranch and the Lynnwood Center) will not be sufficient to allow Legend to complete its business plans for its remaining properties. There can be no assurance that additional capital will be available to Legend or that, if available, the terms and conditions will be acceptable to Legend or will not be dilutive to Legend's stockholders, including Holdings.
A failure to secure additional capital when needed would have a material adverse effect on Legend's results of operation and financial condition.

Potential Conflicts

           Construction Contract. Proctor Construction Company ("Proctor") has provided all development and construction services at Grand Harbor and Oak Harbor since Legend acquired the projects. Donald C. Proctor is the majority shareholder of Proctor, and an affiliate of Mr. Proctor owns 10% of GHPH and OHPH, the corporations that own Grand Harbor and Oak Harbor. This exclusive contract is in effect until December 31, 1999, and is based on the cost of the work plus a 7% overhead fee and a 5% profit fee, half of which is payable to GHPH and OHPH. There can be no assurance that Legend has purchased these services at prevailing market rates. Legend anticipates continuing this relationship and may therefore incur costs for construction and development services at these properties in excess of those which would prevail in an arm's length relationship.

Real Estate Investment Risks

           Real property investments are subject to certain risks that are not always susceptible to prediction or control. The cash flow generated by, and capital appreciation realized from, real property investments may be adversely affected by the national and regional economic climate (which, in turn, may be adversely impacted by plant closings, industry slow downs, income tax rates, interest rates, demographic changes and other factors), local real estate conditions (such as oversupply of, or reduced demand for rental space or housing in the area), the attractiveness of the properties, zoning and other regulatory restrictions, competition from other land developers or developments, increased operating costs (including maintenance costs, insurance premiums and real estate taxes), perceptions by tenants or potential buyers of the safety, convenience and attractiveness of the property and the willingness of the owner of the property to provide capable management and adequate maintenance. Legend's development properties currently do not generate sufficient cash flow to meet operating expenses, including debt service, and development oriented expenditures. In light of the foregoing factors, there can be no assurance that Legend's properties will be salable at a price or prices sufficient to recover costs. In the event Legend is forced to sell a property, Legend may find that it may sustain a loss due to the inherent lack of liquidity in such an investment.

           The cash flow generated by, or capital appreciation from, real property investments may also be adversely affected by changes in governmental regulations, zoning or tax laws, potential environmental or other legal liabilities and changes in interest rates. Real estate investments, particularly development properties, are also relatively illiquid and, therefore, Legend's ability to vary its portfolio promptly in response to changes in economic or other conditions will likely be limited.

Construction and Development Activities

           Legend anticipates continuing substantial residential construction at Oak Harbor and Grand Harbor. Legend owns 90% interests in these properties and is substantially responsible for funding the costs associated with these activities. Legend also anticipates engaging in residential construction at both the Chapman's Landing and Southbridge/Wayside Village properties. In general, a project under development and construction is subject to numerous risks including delays in construction, certain of which (for example, acts of God, labor strikes or shortages of supplies) may not be controllable, and quality of construction, which depends upon a number of factors including the professional capabilities of the contractor(s), site constraints, adherence

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to plans and specifications, adequacy of supervision, and financial ability of the developer to bear any unanticipated additional costs of construction. Similarly, development and construction activities generally require various governmental and other approvals and permits, the issuance or granting of which cannot be assured. There can be no assurance Legend will be able to secure all entitlements and permits necessary to complete the development and construction of each of its properties. Further, these activities require the expenditure of funds on, and the devotion of management's time to, projects which may not be completed or which, if completed, may not be completed on time or on budget. Likewise, financing may not be available on favorable terms for construction and development projects, and delays in completing construction and development could result in increases in debt service costs.

           Legend currently provides, and will continue to provide, certain warranties with respect to the quality of the construction of the homes built at Grand Harbor and Oak Harbor. In addition, Florida law requires homebuilders to provide for certain additional warranties that cannot be disclaimed. Regardless of whether there are actual deficiencies in the quality of materials used or the construction of the homes built at Grand Harbor and Oak Harbor, Legend could face contractual or other legal claims from homeowners at Grand Harbor or Oak Harbor for alleged breaches of these warranties. Legend has entered into settlement agreements with 55 homeowners at Grand Harbor regarding alleged defects in homes constructed by a third party before Legend purchased Grand Harbor. Legend is currently involved in a lawsuit with the builder of the homes to recover, among other things, the costs associated with the settlement agreements entered into with the homeowners. The cost of settling, or the failure to settle, this claim is not expected to have a material adverse effect on Legend's results of operations and financial condition. The cost of settling, or the failure to settle, any presently unasserted claims in the future may have a material adverse effect on Legend's future results of operations and financial condition.

Lack of Geographic Diversification

           Each of the Chapman's Landing and Southbridge/ Wayside Village properties are located in close proximity to Washington, D.C. Similarly, Grand Harbor and Oak Harbor are both located in close proximity to Vero Beach, Florida. Economic weakness or recession in either of these two areas, or the occurrence of other adverse circumstances, could have a material adverse effect on Legend's results of operation and financial condition.


Concentration of Tenants at the Lynnwood Center

           As of December 31, 1996, three tenants at the Lynnwood Center accounted for approximately 76% of the annual rental revenue for this property. If one or more of these tenants were to default on its lease or file for bankruptcy or reorganization, Legend's revenues could be reduced thereby reducing substantially the amount realized by Legend from a sale of the Lynnwood Center.

Government Regulation

           Land Use and Zoning. Although Legend is not aware of contemplated changes in land use and zoning regulations affecting their respective properties, federal, state and local regulations may be promulgated which could have the effect of restricting or curtailing certain uses of land or existing structures or requiring renovation or alteration of these structures. Any restrictions on the anticipated development of the properties of Legend could affect the market for and price of the lots or homes and prevent or delay sales. Furthermore, obtaining any additional permits or other consents of local governments for development of properties may require public hearings and meetings with public officials and community groups. There can be no assurance that some or all of the entitlements relating to Legend's properties will not be revoked or modified in the future. From time to time, governmental entities have imposed limitations on the development of certain areas because of perceived overbuilding or for other reasons. In addition, it may be difficult or impossible to modify existing zoning to respond to changing market conditions in order to increase the realizable value of the property. Any revocation or modification, or refusal to modify existing entitlements, could have a material adverse effect on Legend's results of operations and financial condition.

           Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner, operator, manager or developer of real estate may be liable for the cost of removing or remediating certain hazardous or toxic substances (including asbestos

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


containing materials) on, under or in real estate owned, operated, managed or developed. These enactments often impose liability without regard to whether the owner, operator, manager or developer knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation and the liability therefor as to any property is generally not limited under these enactments and could exceed the value of the property or the aggregate assets of the owner, operator, manager or developer. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect an owner's ability to sell or rent the property, or to borrow money using the property as collateral. In addition, liability may be imposed for releasing asbestos containing materials into the air. In connection with owning and operating its properties, Legend may be potentially liable for these costs. Legend does not maintain insurance for any of these potential environmental liabilities and does not anticipate securing any such insurance in the foreseeable future.

           Americans With Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must comply with certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that buildings be made accessible to people with disabilities. Noncompliance with the ADA requirements could result in the imposition of fines by the federal government or an award of damages to private litigants. Management believes that Legend is substantially in compliance with federal requirements related to access and use by disabled persons.

           Healthcare Regulations. Legend's healthcare operations in the State of Florida, including the Royal Palm Convalescent Center, are subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business. Currently, no federal rules explicitly define or regulate assisted living. In addition, the Royal Palm Convalescent Center does not accept Medicare or Medicaid reimbursement. However, federal, state or local laws or regulatory procedures which might adversely affect assisted living businesses could be expanded or imposed and changes to licensing and certification standards could have a material adverse effect on Legend's results of operations and financial condition.

Uncertainty of Combining Home Ownership with Assisted Living

           The concept of combining home ownership with assisted living services as Legend is attempting at Oak Harbor has not been widely tested, and may not be successful. The failure of the assisted living portion of the Oak Harbor project to attract residents could have a material adverse effect on Legend's results of operations or financial condition. The long term care industry is highly competitive and Legend expects that the assisted living business, in particular, will become more competitive in the future. Oak Harbor will compete with numerous other companies providing similar long term care alternatives, such as home health agencies, home life care providers, community based service programs, nursing homes, retirement communities and convalescent centers which may be significantly larger and better capitalized. This potential increased competition could limit Oak Harbor's ability to attract residents or expand its assisted living business and could have a material adverse effect on Legend's results of operations and financial condition.

Liability and Insurance

           Legend anticipates maintaining sufficient liability insurance to cover any legal claims made against it by third parties. There can be no assurance, however, that in the future Legend will be able to obtain liability insurance or that, if coverage is available, the coverage will be available on acceptable terms. In addition, claims in excess of Legend's insurance coverage or claims not covered by Legend's insurance, such as claims for punitive damages, may arise. A successful claim against Legend not covered by, or in excess of, Legend's insurance could have a material adverse effect on Legend's financial condition and results of operations. Claims against Legend, regardless of their merit or eventual outcome, may also reduce Legend's ability to attract residents or expand its business and would require management to devote time to matters unrelated to operating Legend's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Litigation

           Legend is subject to legal claims made against it by third parties, and additional claims may be filed against it in the future. If Legend does not prevail in this litigation, it is possible that Legend could incur substantial damages, which could have a material adverse effect upon Legend's financial condition and results of operations. See "Item 3--Legal Proceedings."

Loss of Tax Benefits

           Section 382 of the Code limits the use of losses and tax attributes by a company that has undergone an "ownership change." Generally, an "ownership change" will occur if one or more stockholders, each of whom owns 5% or more of the Company's stock, increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by those stockholders over the preceding three year period. For this purpose, all holders who hold less than 5% of the Company's stock are generally treated as one 5% stockholder. In addition, certain attribution rules are applied in determining the level of the stock ownership of a particular stockholder. The Merger constituted an "ownership change" with respect to the Company thereby limiting the amount of taxable income after the ownership change which may be offset by existing tax loss and tax credit carryforwards. Since the value of Company's assets prior to the Merger ("Banyan's assets") may be less than the aggregate tax basis of Banyan's assets, the Company may be subject to the built in loss limitations set forth in Section 382(h) of the Code. Built in losses recognized in the period beginning with the ownership change date and ending with the last day of the fifth taxable year after the ownership change will be subject to the annual carry over limitations.

Book Value Not Reflective of Current Realizable Value

           Legend currently evaluates the carrying value of its real property assets and other assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, Legend considers non-financial data such as continuity of personnel, changes in the operating environment, competitive information, market trends and client and business relationships. A change in any or all of these factors could result in an impairment in value of Legend's assets. The future value of these assets is subject to numerous contingencies, including the completion of construction and development. The current realizable value may differ significantly from the carrying value of these assets.

Bankruptcy Risks

           If Legend were to default on its indebtedness, it may be required to restructure its financial affairs under the Federal Bankruptcy Code or seek some other type of restructuring. A restructuring or other reorganization under the Bankruptcy Code or otherwise may result in the Stockholders losing their entire interest.

Issuance of Preferred Stock or Common Stock

           Legend's board of directors has the authority to cause the issuance of preferred stock in one or more series or classes with such designations, preferences and rights and such qualifications, limitations or restrictions as determined by the board. The issuance of preferred stock or common stock could have a dilutive or other material adverse effect on the holders of Legend's shares of common stock.

Shares Available for Future Sale

           As of December 31, 1996, Holdings owns approximately 79% of Legend's outstanding shares of common stock. These shares are subject to resale restrictions but a portion may, in certain circumstances, be registered for sale. Sales of a substantial number of these shares of common stock in the public market or the perception that sales could occur could adversely affect the market price of the common stock and Legend's ability to raise capital in the future in the equity markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividend Policy

           The Company has not paid cash dividends since the first quarter of 1990 and Legend does not contemplate paying cash dividends until sustainable development activity has begun on all of the projects and Legend generates cash flow in excess of its capital needs. There can be no assurance that Legend will ever generate sufficient cash flow to pay dividends to its stockholders. In addition, certain of Legend's loan agreements prohibit the payment of dividends. If Legend issues preferred stock with a dividend, the stockholders' right to receive dividends, if any, will be subordinated to that of the holders of preferred stock. See "Item 5--Market for The Registrant's Shares and Related Shareholder Matters".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Index to Consolidated Financial Statements on Page F-1 of this Report for financial statements and financial statement schedules, where applicable.

           See Item 6, "Selected Financial Data", for the supplemental financial information specified by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company), is the surviving corporation from the December 31, 1996 merger (the Merger)of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings (RGI/US).

           Effective December 31, 1996, the Registrant has engaged the independent accounting firm of KPMG Peat Marwick LLP (KPMG) to serve as the Registrant's principal independent accountant, to audit the Registrant's consolidated financial statements. KPMG was the principal independent accountant for RGI/US, and audited RGI/US' consolidated financial statements as of and for the years ended December 31, 1993, 1994, and 1995.

           The independent accounting firm of Ernst and Young LLP (E&Y) served as the principal independent accountant to audit Banyan's financial statements since December 21, 1995. At no time during E&Y's engagement as Banyan's principal accountant were there any disagreements between Banyan and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and the executive officers of the Company are:

           Walter E. Auch, Sr.         Director
           Robert M. Ungerleider       Director
           Olav Revhaug                Director
           Fred E. Welker              Director
           Kenneth L. Uptain           President, Chief Executive Officer and
                                       Director
           Raymond J. Whitty           Chief Financial Officer,
                                       Treasurer and Secretary
           Chris J. Pollak             Vice President and Corporate Controller

Walter E. Auch, Sr., age 75, was the chairman and chief executive officer of the Chicago Board Options Exchange from 1979 to 1986. Prior to that time, he was executive vice president, director and a member of the executive committee of Paine Webber. Mr. Auch is a director of Pimco L.P., Geotek Communications, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Company since 1988. Mr. Auch is a trustee of Banyan Strategic Realty Trust and a director of Banyan Strategic Land Fund II and BMC.

Olav Revhaug, age 46, was the Chief Financial Officer and Secretary of RGI Inc. from August 1994 until March 1997. He is also a director of Aker RGI, Brooks Sports, Inc., RGI Distribution Inc., and RGI Industries, Inc., and the secretary of Alaska Net Company and RGI Inc., and the secretary/treasurer of Rena Box Packaging, Inc., all of which are affiliated with Aker RGI. From December 1986 to April 1993, Mr. Revhaug was Chief Financial Officer of Gresvig ASA, a sporting goods company based in Norway and affiliated with Aker RGI. Mr. Revhaug owns 35,778 shares of the outstanding common stock of Aker RGI.

Fred E. Welker, III, age 49, has been the President of Realty Financial Advisors, Inc., a real estate investment banking firm, since January 1993. From 1982 to 1992, Mr. Welker was the Executive Vice President for the Southeast Regional Office of Sonnenblick-Goldman Company, a real estate investment banking firm. From 1981 to 1982, Mr. Welker was Vice President-Joint Ventures for American Savings & Loan Association, and from 1976 to 1981 he was a commercial loan officer with First Federal of Broward (merged with Glendale Federal).

Robert M. Ungerleider, age 55, is presently the President of Pilot Books, a book publisher located in Greenport, New York, and practices law with and is of counsel to the firm of Felcher, Fox & Litner P.C., in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law. Mr. Ungerleider received his B.A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Company since 1988. Mr. Ungerleider is also a director of Banyan Strategic Land Fund II.

Kenneth L. Uptain, age 43, has been the President of the Company since December 31, 1996. He has also been the President and Director of RGI/US, Holdings and RGI Real Estate since August 1994. Since 1988, he has been the President and a Director of Resource Group, Inc., a real estate development company affiliated with RGI Inc. Mr. Uptain was elected to the Company's board in May 1996 in connection with the Private Placement and pursuant to the Merger Agreement. Mr. Uptain owns 361,774 shares of the outstanding common stock of Aker RGI.

Raymond J. Whitty, age 52, has been Chief Financial Officer and Treasurer of the Company since January 1997. He has been Secretary of the Company since February 1997. From May 1996 to December 1996, Mr. Whitty was a financial consultant to RGI. From October 1995 to May 1996 he was an independent financial consultant. From August 1988 until September 1995, Mr. Whitty was the Chief Financial Officer of Westin Hotel Company.

Chris J. Pollak, age 30, has been Corporate Controller of the Company since January 1997. Mr. Pollak has been Vice President of the Company since February 1997. From October 1996 to January 1997, Mr. Pollak was the Corporate Controller for Northwest Lodging, Inc. and American Motels Acquisition Company L.P. (collectively "Northwest"). Northwest owns and operates hotels and motels in the Western United States. Prior to assuming his responsibilities at Northwest,, Mr. Pollak was manager in KPMG Peat Marwick LLP's Real Estate Practice. Mr. Pollak received a B.A. Degree in Business Administration with concentrations in Accounting and Finance from Washington State University. He is a Certified Public Accountant and a member of the Washington State Society of CPA's.

           In connection with the Company's completion of its Merger with RGI/US (see Item 1. "Description of Business" for further details), the Company's previous executive officers; Messrs. Leonard G. Levine, President, Neil D. Hansen, First Vice President, Robert G. Higgins, Vice President, Secretary and General Counsel and Joel L. Teglia, Vice President and Chief Financial Officer, resigned effective December 31, 1996.


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

B.         EXECUTIVE COMPENSATION

           Since December 31, 1996, Ken Uptain has served as President of the Company (see item 10, "Directors and Executive Officers of the Registrant" for further details regarding the resignation of the Company's former Executive Officers). Mr. Uptain has served as the President of RGI/US since August 1994. No salary or other forms of compensation were paid to Mr. Uptain by the Company or RGI/US in 1996, 1995 and 1994. Mr. Donald Procter, an executive officer of GHPA, earned approximately $200,000 in salary and $1,500 in bonuses in 1996. Mr. Ronald D'Haeseleer, an executive officer of GHPH, earned approximately $140,000 in salary and $1,000 in bonuses in 1996. Mr. Widell, an executive officer of OHPH, earned approximately $140,000 in salary and $11,500 in bonuses in 1996. Prior to the acquisition of an additional 45% interest in GHPH and OHPH by Legend in January 1996, Messrs. Procter, D'Haeseleer and Widell were not employees of Legend. No other executive officers of Legend earned more than $100,000 in salary and bonus during 1996, 1995 or 1994 (see also Item 13 "Certain Relationships and Related Transactions).

           Compensation paid to the former executive officers of the Company (see item 10, "Directors and Executive Officers of the Registrant" for further details regarding the resignation of the Company's former Executive Officers) for the years ended December 31, 1996, 1995 and 1994 follows:

                                                                              Long-Term Compensation
                                                                                      Awards
                                                                             -------------------------
                                                                                           Securities
                             Annual Compensation                             Restricted    Underlying
                       ----------------------------------    Other Annual      Stock       Options/        Payouts       All Other
                       Year        Salary       Bonus(2)     Compensation    Award(2)       SARs(#)     LTIP Payouts   Compensation
                       ----        ------       ---------     ------------    ----------    ----------   ------------   ------------
Leonard G. Levine,     1996        $108,141      $ 32,044        n/a           $ 8,011       n/a            n/a           n/a
President (1)          1995        $105,606      $171,805        n/a           $42,951       n/a            n/a           n/a
                       1994        $102,800      $231,166        n/a           $58,002       n/a            n/a           n/a

(1) No other executive officer earned more than $100,000 in salary and bonus.

(2) Pursuant to Mr. Levine's employment agreement the incentive amounts which were earned in the current year are paid or awarded to him by the Company in the following year.

           Mr. Levine served as Chief Executive Officer of the Company pursuant to an employment agreement entered into on January 1, 1990 through December 31, 1996. As amended, the agreement expires December 31, 1998. Under the amended agreement, Mr. Levine was paid a base salary during 1996 of $108,141. Mr. Levine was also eligible to receive compensation under an incentive program included in his contract. Mr. Levine earned incentive compensation based upon specified percentages of the Company's collateralized claims which were converted into cash, the amount of the Company's unsecured claims which were converted into cash, cash distributions of capital to stockholders and distributions of income to stockholders of the Company.

           Pursuant to Mr. Levine's amended employment agreement, all incentive amounts earned had been paid 80% in cash and 20% in shares of the Company's common stock (the "Award Shares") on or before March 15 of the year following the period for which the incentive was earned. The preceding table set forth the incentive compensation earned by Mr. Levine during the last three fiscal years. Mr. Levine received 3,196 Award Shares (issue price equal to $13.43 per share) and 2,017 Award Shares (issue price equal to $28.75 per share) in respect to incentive compensation earned by Mr. Levine for the fiscal years ended December 31, 1994 and 1993 respectively. In addition, Mr. Levine received 742 Award Shares (issue price equal to $10.78 per share) for the fiscal year ended December 31, 1995. The Award Shares issued to Mr. Levine had been held in trust by the Company, pending satisfaction of the vesting requirements contained in the employment agreement. Mr. Levine satisfied the vesting requirement of his amended employment agreement upon his resignation and termination of employment with the Company without cause following a change in control of the Company, pursuant to the terms of the Merger.

           Pursuant to the Merger, Mr. Levine's resignation was given and his employment was terminated without cause following a change of control of the Company (as defined in the Merger agreement). However, the Company remains obligated to pay Mr. Levine his base salary as defined in the amended employment agreement through its expiration date of December 31, 1998, which will result in a payment to Mr. Levine of approximately $110,000 in base salary for the fiscal year ended December 31, 1997. In addition, under the employment agreement, as a result of the change of control, on December 31, 1996 Mr. Levine received a payment of $1,218,285 representing incentive compensation equal to that which he would have earned if all of the Company's assets had been converted into cash and all proceeds were distributed as of the date of his employment termination.

           The number of Award Shares issued to Mr. Levine and the share prices as described above have been adjusted by multiplying the issue price and dividing the number of shares issued by twenty-five thus giving effect to the Company's reverse stock-split as approved by its stockholders (see Item 1. "Business Description" and Item 5. Market for the Registrant's Shares and Related Stockholder Matters" for further details)."

C.   EXECUTIVE AND DIRECTORS' STOCK OPTION PLAN

           On June 25, 1993, the Company's stockholders approved and adopted the 1993 Executive and Directors' Stock Option Plan (the "Plan"). The Plan grants the Board of Directors the authority to issue up to 40,000 shares (adjusted for the stock split)of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each Director holding office on the tenth business day after adjournment of the 1992 annual meeting received options to acquire 1,000 shares. Commencing with the annual meeting of stockholders as held during 1994 and each year thereafter, each Director holding office on the tenth business day after adjournment of the annual meeting automatically receives an option to acquire 1,000 shares. The Director's options vest 50% upon the first anniversary of the date of the grant and 50% upon the second anniversary of the date of the grant and expire ten years from the date of the grant. The exercise price for the options granted in January 1997 (1996 Annual Meeting), 1995, 1994 and 1993 is $7.75, $15.64, $17.19 and $15.64 per
share, respectively.

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

           Options granted under the Plan are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Company's retirement practices, then any unexercised options to acquire shares will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Company ceases to be a publicly-traded company, or if the Company merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

           The Plan requires the optionee to pay, at the time of exercise, for all shares acquired on exercise in cash, shares or, in the case of the Executive Option Grant Program, other forms of consideration acceptable to the Board.

           If the Company declares a stock dividend, splits its stock, combines or exchanges its shares, or engages in any other transactions which results in a change in capital structure such as a merger, consolidation, dissolution, liquidation or similar transaction, the Board may adjust or substitute, as the case may be, the number of shares available for options under the Plan, the number of shares covered by outstanding options, the exercise price per share of outstanding options, any target price levels for vesting of the options and any other characteristics of the options as the Board deems necessary to equitably reflect the effects of those changes on the option holders.

           Pursuant to the Plan, the Board granted, 4,840 options on September 3, 1996, 4,840 options on February 8, 1995, 4,800 options on January 12, 1994 and 4,800 options on April 21, 1993 to the Company's former officers and certain Banyan Management Corp. personnel under the program, at an exercise price of $11.69 per share, $28.13 per share and $15.63 per share, (the average weekly closing price of common stock for the months of August 1996, January 1995, December 1993 and March 1993), respectively.

           Pursuant to the Company's Merger on December 31, 1996 which has resulted in a change in control (as defined in the Merger agreement), substantially all stock options issued to the executive officers and various employees of Banyan Management Corp. under the Executive Option Grant Program became fully vested. Simultaneously with the vesting of the options issued under the Executive Option Grant Program the period in which such options could be exercised was extended to no later than one year from the date of the Merger.

           The option's exercise prices as well as the number of shares authorized and issued under the Plan as described above have been adjusted by multiplying the issue price and dividing the number of options as originally issued by twenty-five thus giving effect to the Company's reverse stock-split as approved by its stockholders (see Item 1. "Business Description" and Item 5. "Market for the Registrant's Shares and Related Stockholder Matters" for further details).

           The terms of future grants for the issuance of options for shares after December 31, 1996 (other than which have been described above) under the Executive Option Grant Program will be exercisable and vested in installments as follows: (1) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program shall be exercisable and vested in installments as follows: (i) 50.0% of the number of shares commencing on the first anniversary of the date of grant; and
(ii) an additional 50.0% of the number of shares commencing on the second anniversary of the date of grant. The Board is granted discretion to determine the term of each Option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of grant.

           There were no stock options granted or exercised by any executive officers for the year ended December 31, 1996. Stock options granted or exercised by former executive officers of the Company for the year ended December 31, 1996, are as follows:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            Individual Grants
                                                                                    Potential Realized
                                           % of Total                                    Value at
                           Number of         Options                                  Assumed Annual
                          Securities       Granted to                                 Rates of Stock
                          Underlying        Employees    Exercise                   Price Appreciation
                            Options         in Fiscal    or Base     Expiration       for Option Term
           Name           Granted(1)          Year        Price        Date         5%              10%

Leonard G. Levine(1)         3,200           66%         $11.69      12/30/97     $1,870           $3,740

(1) The remainder of the 1996 stock options were granted to employees of the Company and Banyan Management Corp, none of whom are "named executives" for these purposes.


          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR
                             END OPTION/SAR VALUES


                                                        Number of
                                                        Securities              Value of
                                                        Underlying             Unexercised
                                                        Unexercised           In-the-Money
                                                         Options at             Options at
                         Shares                       December 31,1996       December 31,1996
                       Acquired on                      Exercisable/           Exercisable/
            Name        Exercise    Value Realized     Unexercisable          Unexercisable
Leonard G. Levine(1)      ---           $---           12,800/12,800            $ ---/$---


           The number of option shares granted and the exercise price have been adjusted to reflect the Company's reverse stock-split effective December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following entity is known by the Company (based on filings on Schedule 13d) to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1997.

                            Name and Address of                            Amount of             Percent
Title of Class              Beneficial Owner                         Beneficial Ownership      of Interest
Shares of Common       RGI Holdings, Inc.
Stock, $0.01 par       1420 Fifth Avenue, Suite 4200,
value                  Seattle, Washington  98101                          4,956,317                79%


           The following table sets forth the ownership interest and shares owned directly or indirectly by the directors and principal officers of the Company as of March 31, 1997:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                                   Amount of
                               Name of            Beneficial       Percent
Title of Class            Beneficial Owner         Ownership      of Interest
Shares of Common
Stock, $0.01 par
value                   Walter E. Auch, Sr.         640 Shares    Less than 1%

Shares of Common
Stock, $0.01 par
value                   Robert M. Ungerleider     1,560 Shares    Less than 1%

Shares of Common        All Directors and
Stock, $0.01 par        Officers of the
value                   Company, as a group
                        (7 persons)               2,200 Shares    Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           For financial reporting purposes, the merger of Banyan and RGI/US was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. As of December 31, 1996, the historical consolidated financial statements of the Company became those of RGI/US, and are referred to hereafter as "Legend."

           The following is a summary of other significant transactions and accounts with related parties during 1996, 1995 and 1994 and as of December 31, 1996 and 1995:

Management Fees
           The Lynnwood Center was managed by TRG, which is related through common ownership, under a management agreement with API through July 31, 1995. Legend was required under the agreement to pay TRG 4% of rental income for the management services. Effective August 1, 1995, a third party management company was hired to manage the Lynnwood Center under a one-year contract. Legend is required under the new agreement to make payments in the amount of 3.5% of gross rental revenue or $4,000 per month, whichever is greater. After one year, the management agreement converted to a month-to-month basis. Total management fees paid by Legend to TRG for 1995 and 1994 were $60,000 and $74,000, respectively.

Consulting and Other Fees

           Legend received $718,000, $216,000 and $263,000 in 1996, 1995 and
1994, respectively, from Proctor Construction Company, the general contractor of GHPH and OHPH, for consulting and other services. The owner of Proctor Construction Company indirectly owns 10% of GHPH and OHPH. Legend also received $100,000 in 1994 from TRG for consulting services.

           Legend paid $100,000 in 1996, 1995 and 1994 to K.L. Associates, a corporation of which Mr. Uptain is the sole shareholder, for consulting services. Mr. Uptain also received $150,000, $180,000 and $80,000 as salary from entities related through common ownership during 1996, 1995 and 1994, respectively.

 Receivables

                Receivables from related parties consist of the following at December 31:

                                                         1996           1995
                                                      ----------     ----------
  Note receivable, principal and interest
    at 10% to be paid solely out of borrower's
    interest in the Grand Harbor/Oak Harbor
    projects (Projects), outstanding principal due
    December 2005, secured by the borrower's
    interest in the Projects                          $1,462,770     1,462,770

                 Unsecured note receivable from parent, interest only due quarterly
                       at LIBOR plus 1%, repaid during 1996                                         -      4,000,000

                 Note  receivable from investee, interest only due monthly at
                       LIBOR plus 2.75%, principal due in annual installments
                       ranging from $550,000 to $1,950,000 from 1997 to 1999,
                       remaining principal balance of $6,500,000 due January
                       2000                                                                         -     10,674,773

                 Other unsecured noninterest-bearing receivables from parent, due upon demand
                                                                                               378,434        67,500

                 Interest receivable                                                           146,277        34,376
                                                                                            ------------------------

                              Total receivables from related parties                        $1,987,481    16,239,419
                                                                                            ========================

                  o Interest income from related parties was $146,277, $2,000,000 and $1,172,560 for 1996, 1995 and 1994,
                        respectively.

                  o During 1994, Legend charged a $1,300,000 brokers fee to GHPH relating to a loan. Legend had deferred a portion of the amount and was amortizing the balance into income using the straight-line method over the term of the loan. The deferred balance was $628,334 as of December 31, 1995.

                  o During 1995, Legend contributed $8,548,064 of notes receivable and related accrued interest due from GHPH and OHPH to such entities. The remaining deferred balance was eliminated in consolidation at December 31, 1996.

                  o During December 1995, and in conjunction with the January 1996 acquisitions of GHPH and OHPH, Holdings paid $4,000,000 as collateral to a bank on behalf of Legend in order to replace and release the seller's collateral on a loan to GHPH. Legend recorded both a receivable from and a payable to parent at December 31, 1995. During 1996, Holdings assigned the collateral to Legend as repayment of the receivable.

Payables

           Payables to related parties consist of the following at December 31:

                                                                                                   1996               1995
                                                                                                  -----------     -----------

                 Unsecured note payable to parent, interest at the prime rate plus 5% (13.25% at December 31, 1996), principal and
                       interest due on demand
                                                                                                  $   400,000            -

                 Mortgage note payable to parent, interest only payable monthly at the prime rate plus 6% (14.25% at December 31, 1996),
                       principal due December 1997, secured primarily by certain
                       real estate inventory
                                                                                                    6,391,084            -

                 Unsecured note payable to parent, interest only payable
                       quarterly at LIBOR plus 1% (6.56% at December 31, 1996),
                       principal due December 1997
                                                                                                    4,000,000      4,000,000

                 Mortgage note payable to parent, interest at the prime rate plus 2% (10.25% at December 31, 1996), principal and
                       interest due September 1998. The note agreement requires
                       that Legend remit any cash proceeds generated from the
                       sale or joint venture development of the Laguna Seca
                       Ranch and 50% of the net cash proceeds generated by
                       developed lot or raw land sales at the Southbridge,
                       Wayside Village or Chapman's Landing properties to the
                       lender, secured primarily by certain real estate
                       inventory
                                                                                                   24,258,788            -

                 Unsecured notes payable to parent, interest at LIBOR plus 1%, contributed to
                       equity during 1996                                                                   -     20,133,670

                 Unsecured notes payable to parent, interest payable quarterly at 10%, due on
                       demand                                                                      10,400,000            -

                 Accrued interest                                                                   2,159,225      1,503,992

                 Other                                                                                      -         91,020
                                                                                                  --------------------------

                                                                                                  $47,609,097     25,728,682
                                                                                                  ==========================

           In 1996, RGI/US had borrowed $1,500,000 from Holdings and used the proceeds to fund costs associated with the Merger, primarily a termination payment of $1,218,285 to Mr. Levine, the former president of the Company, representing incentive compensation equal to that which he would have earned if all of the Company's assets had been converted into cash and all proceeds were distributed as of the date of his employment termination. See a further discussion relating to the payment to Mr. Levine at Item 11 "Executive Compensation". A total of $1,100,000 of this payable was offset against a receivable from Holdings in a non-cash transaction as of December 31, 1996. The receivable was primarily the result of RGI/US funding acquisition costs, such as legal accounting and consulting fees, on behalf of Holdings in 1996.

           Unsecured notes payable to parent and related accrued interest of $21,663,015 were contributed to equity during 1996.

Guarantees
           The principal shareholder of the ultimate parent of Legend has guaranteed up to approximately $7,600,000 of specific obligations of GHPH and OHPH as of December 31, 1996.

Subsequent borrowings

           From January 1 to March 31, 1997, Legend had short-term borrowings from Holdings of $2.2 million. In conjunction with the announcement of the settlement of the Delaware litigation (See Item 3 "Legal Proceedings"). Holdings agreed to provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at March 31, 1997). Except for any portion funded as equity, the $8.5 million line of credit will be secured by a second mortgage on certain real estate inventory. In April 1997, Legend borrowed approximately $5.6 million under the agreement. The proceeds were used to, among other things, pay an unsecured note payable to Holdings from 1996 with a principal balance of $400,000, repay the $2.2 million borrowed during the first quarter of 1997, and pay the accrued interest on the $400,000 and $2.2 million loans. The remaining proceeds will be used to fund outstanding Merger costs, costs associated with the settlement of the lawsuits, and development and construction costs at the properties.

           Prior to the Merger, administrative costs, primarily salaries and certain general and administrative expenses incurred on the Company's behalf by Banyan Management Corp. ("BMC") were reimbursed by the Company to BMC at cost. BMC had been owned by the Company, Banyan Short Term Income Trust, Banyan Strategic Realty Trust and Banyan Strategic Land Fund II (the "Banyan Funds"). As a result of the Merger (which resulted in a change of control as defined in the Merger agreement) the Company is required to assign its interest and stock in BMC to the remaining Banyan Funds. The Company's former executive officers serve as management of BMC. Following the Merger, Legend has continued to obtain certain services from BMC at cost. On March 31, 1997, Legend terminated the services of BMC's and Legend was required to pay BMC a termination fee of approximately $370,000 pursuant to an administrative services agreement. During April 1997, Legend escrowed the termination fee due to BMC, and does not anticipate releasing the funds to BMC prior to the resolution of the class action lawsuit (See also Item 3 "Legal Proceedings").

                             LEGEND PROPERTIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Pages
Report of Independent Auditor                                                    F-2

Consolidated Balance Sheets at December 31, 1996 and 1995                        F-3

Consolidated Statements of Operations For the Years Ended
  December 31, 1996, 1995 and 1994                                               F-4
Consolidated Statements of Stockholders' Equity (Deficit)For the Years
  Ended December 31, 1996, 1995 and 1994                                         F-5

Consolidated Statements of Cash Flows For the Years Ended December 31,
  1995, 1994 and 1993                                                            F-6

Notes to Consolidated Financial Statements                                   F-8 to F-33






All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Legend Properties, Inc.:


We have audited the accompanying consolidated balance sheets of Legend Properties, Inc. (a subsidiary of RGI Holdings, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the management of Legend Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Properties, Inc. and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

As discussed in note 12(b) to the consolidated financial statements, Legend Properties, Inc. is a defendant, among others, in a shareholder class action lawsuit claiming damages as the result of the merger executed December 31, 1996 between RGI U.S. Holdings, Inc. and Banyan Mortgage Investment Fund. The lawsuit seeks, among other things, unspecified damages and rescission of the merger. On April 15, 1997, a stipulation and settlement agreement was reached among the parties which is subject to court approval. In addition, as discussed in note 12(b) to the consolidated financial statements, Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern. Management's plans with regard to these matters are described in note 12(a) and 12(b). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the significance of the uncertainties regarding the lawsuit discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements.





KPMG Peat Marwick LLP
Seattle, Washington
April 15, 1997

                            LEGEND PROPERTIES, INC.
                     (A Subsidiary of RGI Holdings, Inc.)
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995


=============================================================================
                                                        1996         1995
-----------------------------------------------------------------------------
                       Assets

Real estate inventory                              $103,762,798           -
Assets held for sale                                 25,436,375           -
Cash and cash equivalents                             1,529,898       578,906
Restricted cash and investments                      22,491,305           -
Accounts and notes receivable                         1,893,838        71,344
Receivables from related parties                      1,987,481    16,239,419
Investments                                                 -       3,395,985
Property and equipment, net                          19,860,865    18,588,184
Intangibles, net of accumulated amortization of       2,325,406           -
   $693,372 in 1996
Other assets, net of accumulated amortization of
   $2,642,907 in 1996 and $286,839 in 1995            4,822,163     1,681,580
                                                   --------------------------

                                                   $184,110,129    40,555,418
                                                   ==========================


                 Liabilities and Stockholders' Equity (Deficit)

Notes payable to banks and others                    86,700,617    23,288,065
Payables to related parties                          47,609,097    25,728,682
Accounts payable                                      5,655,401        62,269
Other notes and liabilities                          12,662,828     2,171,961

Minority interests                                      492,910           -

Stockholders' equity (deficit) -
  Common stock, $.01 par value, Authorized
    100,000,000 shares; issued 6,277,548 shares
    and 6,276,774 shares outstanding at
    December 31, 1996 and 4,386,986 shares
    issued and outstanding at December 31, 1995          62,776        43,870
  Additional paid-in capital                         43,793,708       (36,120)
  Accumulated deficit                               (12,855,892)  (10,703,309)
  Treasury stock, 804 shares of common stock
    at December 31, 1996                                (11,316)          -
                                                   --------------------------
        Total stockholders' equity (deficit)         30,989,276   (10,695,559)

Commitments, contingencies and subsequent events
-----------------------------------------------------------------------------
                                                   $184,110,129    40,555,418
=============================================================================


See accompanying notes to consolidated financial statements.

                             LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994


==============================================================================================================
                                                                          1996          1995          1994
--------------------------------------------------------------------------------------------------------------
Revenues:
     Real estate sales                                               $ 24,649,096           -             -
     Club operations                                                    5,334,940           -             -
     Patient service                                                    2,617,615           -             -
     Rent                                                               2,480,846     1,872,392     2,047,485
     Other                                                                506,718       215,855       362,922
                                                                     ----------------------------------------
                  Total revenues                                       35,589,215     2,088,247     2,410,407
                                                                     ----------------------------------------
Costs and expenses:
     Real estate                                                       18,172,004           -             -
     Club operations                                                    4,055,377           -             -
     Patient service direct costs                                       1,378,808           -             -
     Rental operations                                                    591,725       817,433       895,053
     Other                                                                 77,287       100,000       100,000
     Provision for loss on assets held for sale                         1,000,000           -             -
     Selling, general and administrative                                9,354,471       209,193       223,537
                                                                     ----------------------------------------
                  Total costs and expenses                             34,629,672     1,126,626     1,218,590
                                                                     ----------------------------------------
                  Operating income                                        959,543       961,621     1,191,817
                                                                     ----------------------------------------
Other income (expense):
     Equity in losses of investees                                            -      (3,059,205)   (1,920,598)
     Interest income                                                      599,758        32,118        95,215
     Interest income, related party                                       146,277     2,000,064     1,172,560
     Interest expense                                                  (4,049,738)   (2,329,871)   (1,958,459)
     Interest expense, related party                                     (810,230)   (1,809,444)     (614,749)
     Other, net                                                           743,235       135,685       529,953
                                                                     ----------------------------------------
                  Net other expense                                    (3,370,698)   (5,030,653)   (2,696,078)
                                                                     ----------------------------------------

                  Loss before share of investee's extraordinary
                      gain and minority interests                      (2,411,155)   (4,069,032)   (1,504,261)

Share of investee's extraordinary gain on extinguishment of debt              -             -       2,475,358

Minority interests in losses of consolidated subsidiaries                 257,572           -             -
                                                                     ----------------------------------------
                  Net income (loss)                                  $ (2,153,583)   (4,069,032)      971,097
                                                                     ========================================

Net income (loss) per share:
     Loss before share of investee's extraordinary gain on
         extinguishment of debt                                             $(.49)         (.93)         (.34)
     Share of investee's extraordinary gain on extinguishment of
         debt                                                                 -             -             .56
                                                                     ----------------------------------------
                  Net income (loss) per share                               $(.49)         (.93)          .22
                                                                     ========================================
Weighted average number of common shares outstanding                    4,392,163     4,386,986     4,386,986
=============================================================================================================


See accompanying notes to consolidated financial statements.

                             LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1996, 1995 and 1994


=========================================================================================================================
                                            Common stock                                                         Total
                                         ------------------      Additional                                   stockholders'
                                                      Par         paid-in    Accumulated     Treasury            equity
                                         Shares      value        capital      deficit        stock            (deficit)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993           4,386,986   $43,870       (37,120)    (7,598,130)         -            (7,591,380)

Stockholder distribution                      -         -             -           (7,244)         -                (7,244)
Formation of Grand Harbor Corporation         -         -           1,000            -            -                 1,000
Net income                                    -         -             -          971,097          -               971,097
                                        ---------------------------------------------------------------------------------

Balances at December 31, 1994           4,386,986    43,870       (36,120)    (6,634,277)         -            (6,626,527)

Net loss                                      -         -             -       (4,069,032)         -            (4,069,032)
                                        ---------------------------------------------------------------------------------

Balances at December 31, 1995           4,386,986    43,870       (36,120)   (10,703,309)         -           (10,695,559)

Merger of Grand Harbor Corporation
     and Grand Harbor
     Associates, Inc.                         -         -          (1,000)         1,000          -                   -
Stockholder contribution                      -         -      21,663,015            -            -            21,663,015
Business combination with Banyan
   Mortgage Investment Fund             1,890,562    18,906    22,167,813            -          (11,316)       22,175,403
Net loss                                      -         -             -       (2,153,583)           -          (2,153,583)
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996           6,277,548   $62,776    43,793,708    (12,855,892)       (11,316)       30,989,276
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                             LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994


=================================================================================================================
                                                                           1996           1995            1994
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                 $ (2,153,583)    (4,069,032)       971,097
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                   1,968,984        446,548        485,585
         Increase (decrease) in deferred income                                -         (157,083)       785,417
         Related party interest expense not paid                           469,377      1,333,505        209,703
         Related party interest income not collected                      (146,277)      (232,801)      (357,100)
         Provision for loss on assets held for sale                      1,000,000            -              -
         Minority interests in losses                                     (257,572)           -              -
         Equity in results of operations of investees:
            Operating losses                                                   -        3,059,205      1,920,598
            Extraordinary gain on extinguishment of debt                       -              -       (2,475,358)
         Change in certain assets and liabilities, net of effect of acquisitions:
                Increase in real estate inventory                       (4,925,186)           -              -
                Increase in accounts and notes receivable and
                   other assets                                           (821,210)      (116,542)       (90,816)
                Increase (decrease) in accounts payable and
                   other notes and liabilities                           2,499,825        (73,159)        56,974
                                                                      ------------------------------------------
                      Net cash provided by (used in) operating
                          activities                                    (2,365,642)       190,641      1,506,100
                                                                      ------------------------------------------

Cash flows from investing activities:
    Increase in restricted cash and investments                         (8,746,205)           -              -
    Purchase of property and equipment                                 (15,219,862)    (1,204,591)           -
    Loans to related parties                                            (2,120,100)   (13,090,099)   (12,923,620)
    Collection of loans to related parties                               1,288,265     10,431,892      2,150,679
    Investments and acquisitions, net of cash acquired                    (609,984)       (23,895)      (567,226)
    Other                                                                      -              -          (28,667)
                                                                      ------------------------------------------
                      Net cash used in investing activities            (25,407,886)    (3,886,693)   (11,368,834)
                                                                      ------------------------------------------
                      Subtotal, carried forward                        (27,773,528)    (3,696,052)    (9,862,734)
                                                                      ------------------------------------------



See accompanying notes to consolidated financial statements.

==============================================================================================================
                                                                         1996           1995           1994
--------------------------------------------------------------------------------------------------------------

                      Subtotal, brought forward                     $(27,773,528)    (3,696,052)    (9,862,734)
                                                                    ------------------------------------------

Cash flows from financing activities:
    Proceeds from notes payable to bank and others                    50,493,708     22,100,792     12,000,000
    Repayment of notes payable to bank and others                    (32,310,431)   (20,898,501)    (3,183,746)
    Proceeds from loans from related parties                          11,887,333      3,150,000      2,939,405
    Repayment of loans from related parties                                  -         (288,719)    (1,519,960)
    Payment of loan fees                                              (1,346,090)      (219,433)           -
    Other                                                                    -              -           (5,244)
                                                                    ------------------------------------------

                      Net cash provided by financing activities       28,724,520      3,844,139     10,230,455
                                                                    ------------------------------------------

                      Net increase in cash and cash equivalents          950,992        148,087        367,721

Cash and cash equivalents at beginning of year                           578,906        430,819         63,098
                                                                    ------------------------------------------

Cash and cash equivalents at end of year                            $  1,529,898        578,906        430,819
                                                                    ==========================================


Supplemental disclosure of cash flow information - cash paid
    during the year for interest                                    $  5,470,755      3,273,344      3,367,498
                                                                    ==========================================

Supplemental schedule of noncash investing and financing
    transactions:
    Contribution to equity of notes and interest payable from
       stockholder, net of receivable                               $ 21,663,015            -              -
    Increase in restricted cash and investments and decrease in
       receivables from related parties                                4,012,667            -              -
    Decrease in receivables from related parties and payables
       to related parties                                              1,100,000            -              -
    Contribution of notes and interest receivable to investees               -        8,548,064            -
    Increase in notes receivable and payable to parent                       -        4,000,000            -
    Purchase of property and equipment funded through contract
       payable                                                               -        1,500,000            -
    Net assets of Banvan Mortgage Investment Fund, net of cash
       acquired through the issuance of common stock                  21,698,244            -              -
==============================================================================================================

                             LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


================================================================================

    (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)   DESCRIPTION OF BUSINESS

                Legend Properties, Inc. (Legend) is the surviving corporation from the December 31, 1996 merger of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings (RGI/US) (see note 2).

                For financial reporting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. As of December 31, 1996, the historical consolidated financial statements of Legend are those of RGI/US. To December 31, 1996, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of December 31, 1996, Holdings owns approximately 79% of the outstanding common shares of Legend.

                RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries (American Property Investments, Inc., Grand Harbor Associates, Inc., Grand Harbor Corporation, Inc., K.W. Properties, Inc. and Resource Group, Inc.).

                    o American Property Investments, Inc. was formed effective June 30, 1995 and represented the combination and reorganization of a partnership and its two corporate partners. The partnership, American Property Investment Company, was previously formed for the purpose of acquiring, renovating and operating the Lynnwood Shopping Center in Lynnwood, Washington in 1987. Prior to June 30, 1995, the partnership was 90% owned by Lynnwood Center Enterprises, Inc. and 10% by Uptain Enterprises, Inc., subchapter S corporations. Effective June 30, 1995, Lynnwood Center Enterprises, Inc., Uptain Enterprises, Inc. and the partnership were combined and reorganized as a C corporation named American Property Investments, Inc. These entities are hereinafter referred to collectively as API. Effective July 1, 1995, two stockholders of RGI/US's then ultimate parent contributed API to RGI/US.

                    o Grand Harbor Associates, Inc. (GHA) was formed as a holding company in 1991 and owns a 90% interest in Grand Harbor Property Holdings, Inc. (GHPH) and a 90% interest in the Oak Harbor Property Holdings, Inc. and Quality Life Services, Inc. (collectively, OHPH).


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                              GHPH includes nine corporations and seven limited partnerships and was formed in 1991 to acquire and develop approximately 900 acres of real estate in Indian River County, Florida. Grand Harbor (the development) is planned for approximately 1,100 mid to high-end residential products. The development has numerous amenities and facilities, including golf and beach clubs, two 18-hole championship golf courses, tennis courts and a marina.

                              OHPH includes eight corporations and a limited partnership and was formed in 1993 to develop a senior citizen country club community with an on-site assisted living center and health clinic.

                    o Grand Harbor Corporation, Inc. (GHC) was formed as a holding company during 1994 to obtain certain bank debt, the proceeds of which were loaned to GHPH. GHC was merged into GHPH during 1996.

                    o Resource Group, Inc. and K.W. Properties, Inc. are two previously owned subsidiaries which have been excluded from these consolidated financial statements as described in note 1(b).

          (B)   BASIS OF PRESENTATION

                The consolidated financial statements include the accounts of Legend, certain of its wholly and majority-owned subsidiaries and, from the effective date of the merger (see note 2), the Chapman's Landing Southbridge/Wayside Village and Laguna Seca Ranch partnerships in which Legend owns, indirectly through wholly-owned subsidiaries, controlling 50% to 51% partnership interests. As of January 21, 1997, as part of the Omnibus Settlement Agreement [see note 12(c)], Legend owns 100% of these partnerships. The accounts of Resource Group, Inc. and K.W. Properties, Inc., both wholly-owned subsidiaries of RGI/US, prior to April 1996, have been excluded from these consolidated financial statements as these independent entities were not included as part of the merger with Banyan. These two subsidiaries were spun-off by means of a dividend to Holdings from Legend in April 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          (C)   USE OF ESTIMATES

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

          (D)   REAL ESTATE INVENTORY

                Real estate inventory is recorded at the lower of cost or fair value less cost to sell. Cost includes costs of land, common improvements, amenities, completed residential units, construction in progress, and acquisition costs related to legal, engineering, and other. Interest, real estate taxes and other carrying costs are capitalized only for discrete parcels or units undergoing active development. The costs of common improvements are allocated to discrete parcels or units based on relative sales values or specific identification.

          (E)   CASH AND CASH EQUIVALENTS

                Cash and cash equivalents consist of cash, demand deposits with banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.

          (F)   RESTRICTED CASH AND INVESTMENTS

                Restricted cash includes customer deposits of $4,434,156 received on the sale of real estate and club memberships and cash held in bank as loan collateral of $12,849,428.

                Restricted investments include an irrevocable trust consisting of three annuities totaling $5,207,720, the sole purpose of which is to provide security for payment on note payable. The annuity contracts will fully satisfy the note through annual principal and interest payments.

          (G)   INVESTMENTS

                Investments in partnerships and corporations of GHPH and OHPH prior to obtaining majority ownership in 1996 were recorded using the equity method of accounting. On January 2, 1996, GHA purchased an additional 45% interest in GHPH and OHPH, as well as interests in a finance company and a title and escrow company. Beginning in 1996, the accounts of these investees are included in the consolidated financial statements.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          (H)   PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Significant additions and improvements are capitalized while repairs and maintenance are expensed as incurred. Interest charges incurred on the cost of assets developed or constructed for use in operations are capitalized during the construction period. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives as follows:

                   Buildings and improvements            15 - 31 years
                   Furniture and fixtures                 4 - 10 years

                Tenant improvements are amortized over the shorter of the assets' estimated useful lives or the related lease term, generally 3 to 30 years.

          (I)   INTANGIBLES

                Intangibles include goodwill and a non-compete agreement. Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is amortized using the straight-line method over a period of fifteen years. Legend assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Legend's average cost of funds. The non-compete agreement is amortized using the straight-line method over a period of fifteen years, the term of the agreement.

          (J)   OTHER ASSETS

                Other assets include organization costs, deferred loan costs and deferred lease costs. Organization costs are amortized using the straight-line method over a period of five years. Deferred loan costs are amortized using the straight-line method over the term of the related debt. Deferred lease costs include leasing commissions and incentives which are amortized using the straight-line method over the terms of the related leases. Amortization of lease incentives is considered to be a reduction of rental revenue.

          (K)   REVENUE RECOGNITION

                Revenues on retail sales of real estate are recorded upon closing of escrow and transfer of title to the buyer. Rental revenue is recognized over the respective tenant lease terms (1 to 30 years) using the straight-line method. Sales of equity memberships in the Grand Harbor Golf and Beach Club (Club) are included as real estate sales. Club assets are treated as an amenity and are charged to cost of real estate sales as full equity memberships are sold. Membership dues are billed on an annual basis and recognized ratably as revenue over the year as earned.


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          (L)   DEPOSITS

                Customer deposits received on the sale of real estate and club memberships are recorded as restricted cash and other liabilities and amounted to $4,434,156 at December 31, 1996. Associate Club membership deposits will be refunded to the associate member at the end of the associate membership term or cancellation of membership by the member.

          (M)   INCOME TAXES

                For portions of the periods presented, certain entities comprising Legend were not taxable entities. Accordingly, the income tax effects of all earnings or losses were passed directly to the partners and owners of these entities, and the entities did not record any provision or benefit for income taxes, nor any related assets or liabilities. Had the entities operated in the taxable corporate form since inception, for the years ended December 31, 1996, 1995 and 1994, there would have been no benefit or expense for income taxes. A 100% valuation allowance would have been recorded based on the entities' insufficient levels of taxable income available to recognize benefits of the net operating loss carryforwards.

                Commencing with the change in tax status of certain entities comprising Legend, deferred income taxes are provided for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax liabilities are recognized for taxable temporary differences, and deferred income tax assets are recognized for deductible temporary differences. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

          (N)   ADVERTISING COSTS

                Costs of advertising, promotion and marketing are charged to operations in the year incurred.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          (O) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                Legend adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS 121 did not have a significant impact on the consolidated financial statements.

          (P)   NET INCOME (LOSS) PER SHARE

                Net income (loss) per share is computed by dividing net income
                (loss) by the weighted average number of common shares outstanding during the period. For the purpose of these consolidated financial statements, Legend's common shares for all periods have been restated into the equivalent number of Banyan shares. The exercise of common stock equivalents, representing stock options outstanding only in 1996, would be antidilutive and therefore have not been considered in the computation.

          (Q)   RECLASSIFICATIONS

                Certain 1995 and 1994 amounts in these consolidated financial statements have been reclassified to conform to the 1996 presentation.

    (2)   ACQUISITIONS

         The following business combinations consummated during 1996 were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. Results of operations of these acquired companies have been included in the consolidated financial statements from the acquisition dates.

          (A)   BANYAN MORTGAGE INVESTMENT FUND

                On April 12, 1996 and as amended and restated on May 20, 1996 and September 17, 1996, an Agreement and Plan of Merger (the "Merger Agreement") was entered into among RGI/US, Holdings and Banyan.


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                On May 21, 1996, Holdings (i) purchased 7,466,666 shares (298,666 shares after giving effect to the reverse stock split - see discussion to follow), of authorized but unissued shares of Banyan's common stock for $.46875 per share ($11.71 per share after giving effect to the reverse stock split) or an aggregate purchase price of $3.5 million; (ii) purchased the loan made to Banyan in October 1994 by a group of lenders for which Morgens, Waterfall, Vintiadis & Co., Inc. served as agent (Morgens Loan) and (iii) purchased the loan made to a subsidiary of Banyan by Societe Generale (SoGen Loan) which is secured by a first mortgage on Banyan's Wayside property and a portion of Banyan's Southbridge property. In addition, Mr. Kenneth Uptain, President of Holdings and RGI/US, was named to fill a vacant seat on Banyan's Board of Directors.

                Both the Morgens Loan and the SoGen Loan were in default, and concurrent with the purchase of these loans by Holdings, Banyan and Holdings entered into agreements modifying each loan. Under these modification agreements. Holdings agreed that, among other things, prior to December 31, 1996, it would not accelerate either the Morgens Loan or the SoGen Loan nor foreclose on any collateral securing such loans based upon (i) any events of default occurring before May 15, 1996; or (ii) any nonmonetary defaults occurring after May 15, 1996 but before the merger completion date; or (iii) as a result of the execution of the amended Merger Agreement as described above.

                Holdings also agreed to capitalize and add to the outstanding principal balance of the Morgens Loan the interest payment due on January 1, 1996 in the approximate amount of $1,025,000. The outstanding principal balance of the Morgens Loan as of December 31, 1996 was $24,258,788. Additionally, effective December 31, 1996, the terms of the Morgens Loan were further modified to reduce the non-default interest rate on the Morgens Loan from 17.5% to the prime rate plus 2% per annum. Finally, the original Morgens Loan provisions that required the outstanding principal balance to be reduced to $11,000,000 by September 30, 1997 and prohibited prepayment of the entire loan prior to September 30, 1996 were eliminated and the entire loan became due and payable on September 30, 1998. A portion of the proceeds from the sale of stock to Holdings were used to pay (i) interest for the period from January 1, 1996 through March 31, 1996, which was due April 1, 1996, in the amount of approximately $1,179,000 and
                (ii) $500,000 loan restructuring fee. As part of Holdings' acquisition of the Morgens Loan, outstanding warrants to purchase 175,200 shares of common stock of Banyan which were issued to the previous lenders were canceled. Also, Holdings allowed Banyan to utilize for general business purposes, without requiring application against debt, the net proceeds from the sale of certain properties. On December 31, 1996, Legend was required to pay, and did not pay, an interest payment of approximately $1,070,000, thereby causing the loan to be in default.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                Upon acquisition of the SoGen Loan by Holdings, $287,702 of the interest due as of December 31, 1995 was added to the outstanding loan balance of $6,360,000 which was partially offset by cash proceeds from lot sales at Wayside Village that were held in escrow by SoGen. The principal balance of the loan, after adding interest, was reduced by $256,618 which primarily represents the net proceeds released from escrow by SoGen in respect to the sale of four lots at the Wayside Village property which occurred on April 9, 1996. The outstanding principal balance subsequent to the modification was $6,391,084. Using a portion of the proceeds from the sale of stock to Holdings, Banyan paid interest for the period January 1, 1996 through April 30, 1996 in the amount of $319,782 and also paid late fees and legal fees in the amount of $302,708. No additional payments of principal or interest were required until December 31, 1996. The maturity date of the SoGen Loan is December 31, 1997. The $2,000,000 revolving loan agreement, executed by SoGen and Banyan in 1994, under which no funds were ever disbursed, was canceled and released. Banyan and SoGen also exchanged mutual releases of liability.


                Effective December 31, 1996, RGI/US was merged with and into Banyan, Banyan's certificate of incorporation was amended to convert each twenty-five shares of Banyan's issued and outstanding common stock into one issued and outstanding share (Reverse Split). Additionally, the name of Banyan was changed to Legend Properties, Inc. After giving effect to the Reverse Split, all outstanding shares of RGI/US were converted into 4,386,986 shares of Banyan's common stock. As of December 31, 1996, the percentage of Legend's common stock that Holdings owns was approximately 79%.


                For accounting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan.

                The purchase price of Banyan by RGI/US is calculated as follows:




                       Banyan common shares outstanding at
                         December 31, 1996                             47,307,527
                       Fair market value per share on or about
                         April 12, 1996                               $    .46875
                                                                      -----------
                                Purchase price                        $22,175,403
                                                                      ===========

           On April 15, 1997, Legend announced that it had reached an agreement in principle to settle the various lawsuits. The agreement is subject to, among other things, court approval. As part of the settlement, the plaintiffs will likely file a second consolidated amended and supplemental complaint repeating the allegations contained in their previous complaints and adding the claims underlying their application pursuant to Section 225 of the Delaware Code. In addition, Holdings and RGI/US will likely be added as defendants solely for purposes of the settlement. All of the defendants will subsequently answer this complaint and have consented to a conditional certification of the lawsuit as a plaintiff class action pursuant to Rules 23(a) and 23(b)(1)-(2) of the Court of Chancery of the State of Delaware. As part of this settlement, Holdings has agreed to, among other things, (i) defer interest due on the Loans until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1,
1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of the Company's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. The parties will schedule a hearing during the week of April 21, 1997 to submit the settlement to the Delaware court for its preliminary review.




                                                                (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                The purchase price related to the acquisition was allocated as follows:

                     Real estate inventory           $50,835,299
                     Assets held for sale              7,991,701
                     Cash                                477,000
                     Other                             2,215,000
                                                     -----------
                     Fair value of assets acquired    61,519,000
                                                     -----------
                     Less liabilities                 39,344,000
                                                     -----------
                     Fair value of common stock      $22,175,000
                                                     ===========

                The allocation of the purchase price is preliminary, and is based upon fair values that were determinable, and estimates of fair values that were not yet determinable. In particular, the values assigned to real estate inventory were based upon appraisals and discounted estimated future cash flows, when appraisals were not available. The calculated fair values of the real estate inventory were adjusted downward on a pro rata basis to arrive at the "allocated" fair value of real estate inventory. Finalization of the appraisals will likely result in adjustments to the allocation of the purchase price to the net assets acquired. In addition, final settlement of the litigation described in note 12(b) may result in the assumption of additional liabilities by Legend, thereby resulting in adjustments to the allocation of the purchase price.

          (B) GRAND HARBOR PROPERTY HOLDINGS, INC., OAK HARBOR PROPERTY HOLDINGS, INC., SOUTHMORTGAGE FINANCE CO. AND HARBOR TITLE AND ESCROW CO. LTD.

                On January 2, 1996, GHA, a 45% general partner in GHPH and OHPH, purchased Southmortgage Finance Co., a holding company for certain bank debt (the proceeds of which were loaned to GHPH), and an additional 45% interest in GHPH, OHPH and Harbor Title and Escrow Co. Ltd. (collectively, the Acquired Companies). Harbor Title and Escrow Co. Ltd. is a title and escrow company for GHPH and OHPH. The Acquired Companies were purchased from Andlinger Properties Capital L.P. for cash consideration in the amount of $52,237 and a promissory note in the amount of $996,220.

                The purchase price related to the acquisition was allocated as follows:

                     Fair value of assets acquired   $35,635,000

                     Less liabilities                 34,587,000
                                                     -----------
                     Purchase price                  $ 1,048,000
                                                     ===========



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          The unaudited pro forma consolidated statements of operations that follow give effect to the transactions described above as if they had been consummated on January 1, 1996 or 1995. The unaudited pro forma consolidated statements of operations are presented for information purposes only and do not purport to represent what Legend's results of operations for the years ended December 31, 1996 and 1995 would actually have been had the acquisitions, in fact, occurred on January 1, 1996 or 1995, or Legend's results of operations for any future period.



                          Year ended December 31, 1996

                    Assuming Acquisition on January 1, 1996

                                  (Unaudited)

              Total revenues                          $ 35,822,109
              Total costs and expenses                  39,504,813
                                                      ------------
                     Operating income (loss)            (3,682,704)
              Net other expenses                        (7,498,906)
                                                      ------------
                     Net loss                         $(11,181,610)
                                                      ============
              Net loss per share                            $(1.78)
                                                      ============
              Shares of common stock outstanding         6,276,744
                                                      ============

                          Year ended December 31, 1995

                    Assuming Acquisition on January 1, 1995

                                   (Unaudited)

              Total revenues                         $ 26,846,248
              Total costs and expenses                 29,431,931
                                                     ------------
                     Operating income (loss)           (2,585,683)
              Net other expense                        (9,433,067)
                                                     ------------
                     Net loss                        $(12,018,750)
                                                     ============
              Net loss per share                           $(1.91)
                                                      ===========

              Shares of common stock outstanding        6,276,744
                                                      ===========

                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


    (3)   REAL ESTATE INVENTORY AND ASSETS HELD FOR SALE

          At December 31, 1996, Legend's investments in real estate consisted of the following:

                                                                                              Cost adjustments
                                                  Initial cost to Legend                  subsequent to acquisition
                                              ------------------------------    ---------------------------------------------
 Name, approximate size,                                      Buildings and      Buildings and      Carrying
    type and location       Encumbrances           Land       improvements        improvements      costs (a)        Land
-----------------------------------------------------------------------------------------------------------------------------
Lynnwood Shopping             Note 7            $4,308,000        3,338,000          5,535,602       700,000       6,748,015
Center, 164,724 sq. ft.        (A)
retail shopping center
in Lynnwood, WA (c)(f)

Grand Harbor,                 Note 8            15,847,986        9,600,348          5,747,261     1,820,497         575,590
400 acre residential          (I-O)
development in Vero
Beach, FL

Oak Harbor,                   Note 8             2,753,605                -         13,556,580     1,253,716       1,771,798
115 acre residential          (E-H)
development in Vero
Beach, FL

Chapman's Landing,           Note 4(d)          14,358,682        6,774,880                  -             -               -
2,230 acre residental         (2,4)
land development in
Charles County, MD (h)

Southbridge,                 Note 7 (B)         14,190,804        2,053,251                  -             -               -
2,050 acres residental       Note 4(d)
land development in            (2,4)
Prince William County,
VA (h)

Wayside Village,             Note 7 (B)          7,170,506        6,287,294                  -             -               -
505 acres land parcel in   Note 4(d) (2,4)
Prince William County,
VA (h)

Laguna Seca Ranch,           Note 4(d)           4,243,086        3,748,615                  -             -               -
565 acre land parcel in        (2,4)
Monterey County, CA (h)
                                               -----------------------------------------------------------------------------
                                                62,872,669       31,802,388         24,839,443     3,774,213       9,095,403

Real estate held for
   sale (g)                                              -                -                  -             -               -
                                               -----------------------------------------------------------------------------

                                               $62,872,669       31,802,388         24,839,443     3,774,213       9,095,403
                                               =============================================================================




                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


                                           Amounts at which carried at December 31, 1996
                                -----------------------------------------------------------------
                                                                   Valuation
                                                                adjustment and
                                                                  accumulated
                                                                  depreciation
                                                 Buildings and         and            Total           Date of         Date
Description                         Land         improvements     amortization         (b)         construction     acquired
------------------------- ---- ---------------- ---------------- ---------------- --------------- ---------------- ----------
Lynnwood Shopping Center,        $11,056,015        9,573,602       (3,184,943)       17,444,674        (d)        10/87
164,724 sq. ft.  retail
shopping center in
Lynnwood, WA (c)(f)

Grand Harbor,                     16,423,576       17,168,106                -        33,591,682        (e)        03/91
400 acre residential
development in Vero
Beach, FL

Oak Harbor,                        4,525,403       14,810,296                -        19,335,699        (e)        05/91
115 acre residential
development in Vero
Beach, FL

Chapman's Landing,                14,358,682        6,774,880                -        21,133,562        (e)        12/96
2,230 acre residental
land development in
Charles County, MD (h)

Southbridge,                      14,190,804        2,053,251                -        16,244,055        (e)        12/96
2,050 acre residental
land development in
Prince William County,
VA (h)

Wayside Village,                   7,170,506        6,287,294                -        13,457,800        (e)        12/96
505 acre land parcel in
Prince William County, VA
(h)

Laguna Seca Ranch,                 4,243,086        3,748,615                -         7,991,701        (e)        12/96
565 acre land parcel
in Monterey County, CA
(h)
                               -----------------------------------------------------------------------------------------

                                  71,968,072       60,416,044       (3,184,943)      129,199,173

Real estate held for             (15,299,101)     (13,322,217)       3,184,943       (25,436,375)
   sale (g)
                               -----------------------------------------------------------------------------------------

                                 $56,668,971       47,093,827                -       103,762,798
                               =========================================================================================




                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



          (a) Consists primarily of capitalized construction period interest and related loan fees, where applicable, and real estate taxes. During 1996, $5,470,800 of interest was paid and $1,964,000 of interest was capitalized. During 1995, $3,273,300 of interest was paid and none was capitalized.

          (b) Reconciliation of real estate inventory and assets held for sale for the years ended December 31:

                                                                                      1996           1995           1994
                                                                                  ------------   ------------  -------------
                  Balance at beginning of year                                    $ 18,588,184    16,270,435     16,689,392

                  Net dispositions through sale                                    (16,680,199)           --             --
                  Acquisitions                                                     106,480,671            --             --
                  Net additions                                                     22,005,547     2,704,591             --
                  Depreciation                                                        (195,030)     (386,842)      (418,957)
                  Valuation adjustment                                              (1,000,000)           --             --
                                                                                 -------------    ----------     ----------

                  Balance at end of year                                         $ 129,199,173    18,588,184     16,270,435
                                                                                 =============    ==========     ==========

                The aggregate cost for Federal income tax purposes was approximately $199,252,000 at December 31, 1996.

          (c) Assets Held for Sale - During the second quarter of 1996, Legend decided to dispose of the Lynnwood Shopping Center (Lynnwood Center). The Lynnwood Center includes the land, building and improvements. A provision of $1,000,000 was recorded to reflect the loss expected on the disposal of the Lynnwood Center. The Lynnwood Center assets are stated at their estimated fair value less costs to sell and are classified as assets held for sale in the accompanying balance sheet at December 31, 1996 and as property and improvements at December 31, 1995.

                Legend acquired Laguna Seca Ranch on December 31, 1996 as part of the merger with Banyan. Due to the property's uniquely attractive location and smaller size, Legend believes that the property is salable in its present condition. Legend expects to dispose of the Laguna Seca Ranch by December 31, 1997.

          (d) The Lynnwood Center was originally constructed in 1948, and underwent major renovations in 1990 and 1995.

          (e) Properties are currently at various stages of development and entitlement. The development of projects is currently expected to continue through 2011.

          (f) Prior to the decision to dispose of the Lynnwood Center, depreciation and amortization were provided using the straight-line method over the assets' estimated useful lives as follows:

                  Building and improvements               15 - 31 years
                  Furniture and fixtures                   4 - 10 years



                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                Tenant improvements were amortized over the shorter of the assets' estimated useful lives of the related lease term, generally 3 to 30 years.

          (g) Real estate held for sale includes the Lynnwood Center and Laguna Seca Ranch which are reflected net of accumulated depreciation and amortization and their respective valuation adjustments as of December 31, 1996.

          (h) The allocation of the purchase price is preliminary, and is based upon fair values that were determinable, and estimates of fair values that were not yet determinable. In particular, the values assigned to real estate inventory were based upon appraisals and discounted estimated future cash flows, when appraisals were not available. The calculated fair values of the real estate inventory were adjusted downward on a pro rata basis to arrive at the "allocated" fair value of real estate inventory. Finalization of the appraisals will likely result in adjustments to the allocation of the purchase price to the net assets acquired. In addition, the final settlement of the litigation described in note 12(b) may result in the assumption of additional liabilities by Legend, thereby resulting in adjustments to the allocation of the purchase price.

    (4)   OTHER RELATED PARTY TRANSACTIONS

          The following is a summary of other significant transactions and accounts with related parties during 1996, 1995 and 1994 and as of December 31, 1996 and 1995:

          (a)   MANAGEMENT FEES

                The Lynnwood Shopping Center was managed by Resource Group, Inc.
                (TRG), which is related through common ownership, under a management agreement with API through July 31, 1995. API was required under the agreement to pay TRG 4% of rental income for the management services. Effective August 1, 1995, a third party management company was hired to manage the Lynnwood Shopping Center under a one-year contract. API is required under the new agreement to make payments in the amount of 3.5% of gross rental revenue or $4,000 per month, whichever is greater. After one year, the management agreement converted to a month-to-month basis. Total management fees paid by API to TRG for 1995 and 1994 were $59,651 and $73,501, respectively.

                GHA was managed by TRG during 1995. Management fees were based on GHA's cash flow and amounted to $150,000 in 1995.

          (b)   CONSULTING AND OTHER FEES

                Proctor Construction Company (Proctor) has provided all development and construction services at Grand Harbor and Oak Harbor since Legend acquired the projects. Donald C. Proctor is the majority shareholder of Proctor, and an affiliate of Mr. Proctor owns 10% of GHPH and OHPH, the corporations that own Grand Harbor and Oak Harbor. This exclusive contract is in effect until December 31, 1999, and is based on the cost of the work plus a 7% overhead fee and a 5% profit fee, half of which is payable to GHPH and OHPH. There can be no assurance that Legend has purchased these services at prevailing market rates. Legend anticipates continuing this relationship and may therefore incur costs for construction and development services at these properties in excess of those which would prevail in an arm's length relationship. Legend received $718,000, $215,855 and $262,922 in 1996, 1995 and 1994, respectively, from Proctor Construction Company, the general contractor of GHPH, for consulting and other services. The owner of Proctor Construction Company indirectly owns 10% of GHPH. Legend also received $100,000 in 1994 from TRG for consulting services.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                Legend paid $100,000 in 1995 and 1994 to K.L. Associates, an entity owned by an officer of Legend, for consulting services. Legend also paid approximately $44,000 during 1995 to K.L. Associates for maintenance work performed at the Lynnwood Center.

          (c)   RECEIVABLES

                Receivables from related parties consist of the following at December 31:

                                                                                                     1996        1995
                                                                                                  ----------------------
                 Note  receivable, principal and interest at 10% to be paid solely out of borrower's interest in the Grand Harbor/Oak
                       Harbor projects (Projects), outstanding principal due
                       December 2005, secured by the borrower's
                       interest in the Projects                                                   $1,462,770   1,462,770

                 Unsecured note receivable from parent, interest only due quarterly at LIBOR
                       plus 1%, repaid during 1996                                                         -   4,000,000

                 Note  receivable from GHPH, interest only due monthly at LIBOR plus 2.75%, principal due in annual installments ranging
                       from $550,000 to $1,950,000 from 1997 to 1999, remaining
                       principal balance of $6,500,000 due January
                       2000. As a result of the GHPH acquisition, this note was
                       eliminated in 1996                                                                  -  10,674,773

                 Other unsecured noninterest-bearing receivables from parent, due upon demand        378,434      67,500

                 Interest receivable                                                                 146,277      34,376
                                                                                                  ----------------------

                              Total receivables from related parties                              $1,987,481  16,239,419
                                                                                                  ======================

                  o Interest income from related parties was $146,277, $2,000,064 and $1,172,560 for 1996, 1995 and 1994,
                           respectively.

                  o During 1994, Legend charged a $1,300,000 brokers fee to GHPH relating to a loan. Legend had deferred a portion of the amount and was amortizing the balance into income using the straight-line method over the term of the loan. The deferred balance was $628,334 as of December 31, 1995.

                  o Receivables of $1.1 million from parent were offset against an unsecured note payable to parent in a non-cash transaction as of December 31, 1996.

                  o During 1995, Legend contributed $8,548,064 of notes receivable and related accrued interest due from GHPH and OHPH to such entities. The remaining balances were eliminated in consolidation at December 31, 1996.

                  o During December 1995, and in conjunction with the January 1996 acquisitions discussed in note 2(b), Holdings paid $4,000,000 as collateral to a bank on behalf of Legend in order to replace and release the seller's collateral on a loan to GHPH. Legend recorded both a receivable from and a payable to parent at December 31, 1995. During 1996, Holdings transferred the collateral to Legend as repayment of the receivable.

                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



          (D)   PAYABLES

                Payables to related parties consist of the following at December 31:

                 Reference                                                                    1996           1995
                                                                                          ----------------------------

                  (1) Unsecured note payable to parent, interest at the prime rate plus 5% (13.25% at December 31, 1996), principal and
                            interest due on demand                                        $   400,000                -

                  (2) Mortgage note payable to parent, interest
                            only payable monthly at the prime rate plus
                            6% (14.25% at December 31, 1996), principal
                            due December 1997, secured primarily by
                            certain real estate inventory
                                                                                            6,391,084                -

                  (3) Unsecured note payable to parent, interest only payable quarterly at LIBOR plus 1% (6.56% at December 31, 1996),
                            principal due December 1997                                     4,000,000        4,000,000

                  (4) Mortgage note payable to parent, interest at the prime rate plus
                            2% (10.25% at December 31, 1996), principal and interest
                            due September 1998.  The note agreement requires that
                            Legend remit any cash proceeds generated from the sale or
                            joint venture development of the Laguna Seca Ranch and 50%
                            of the net cash proceeds generated by developed lot or raw land sales at the Southbridge/Wayside or Chapman's Landing properties to the parent, secured primarily by certain
                            real estate inventory                                          24,258,788                -

                  (5) Unsecured notes payable to parent, interest at LIBOR plus 1%,
                            contributed to equity during 1996                                       -       20,133,670

                  (6) Unsecured notes payable to parent, interest payable quarterly at
                            10%, due July 1999                                             10,400,000                -

                  (7) Accrued interest                                                      2,159,225        1,503,992

                  (8) Other                                                                         -           91,020
                                                                                          ----------------------------

                                                                                          $47,609,097       25,728,682
                                                                                          ============================


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                Scheduled principal maturities of related party payables at December 31, 1996 are as follows:

                    1997         $12,950,309
                    1998          24,258,788
                    1999          10,400,000
                                 -----------
                                 $47,609,097
                                 ===========

                Unsecured notes payable to parent and related accrued interest of $21,663,015 were contributed to equity during 1996.

                At December 31, 1996, mortgage notes payable to parent of $6,391,084 and $24,258,788 (collectively the Loans) were in default. In conjunction with the stipulation and settlement agreement [see note 12(b)], the parent has agreed to, among other things, forebear or any defaults existing on the Loan as of the effective date of the settlement until December 31, 1997.


          (E)   SUBSEQUENT BORROWINGS

                In conjunction with the announcement of the settlement of the litigation discussed in Note 12(b), Holdings agreed to provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at March 31, 1997). The $8.5 million line of credit is secured by a second mortgage on certain real estate inventory.

          (F)   GUARANTEES

                Resource Group International, Inc., the indirect parent of Holdings, and the principal shareholder of the ultimate parent of Legend have collectively guaranteed up to approximately $35,500,000 of specific obligations of GHPH and OHPH as of December 31, 1996. The balance of these guaranteed obligations as of December 31, 1996 was approximately $26,400,000.

(5)       PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and consist of the following at December 31:

                                                                       1996         1995
                                                                   ------------------------

                  Marina                                           $ 2,683,475          -
                  Buildings and improvements                         8,455,761    9,054,334
                  Furniture, fixtures and equipment                  4,679,258       26,558
                  Tenant improvements                                      -        215,767
                                                                   ------------------------
                                                                    15,818,494    9,296,659
                  Less accumulated depreciation and
                     amortization                                    3,389,203    1,989,915
                                                                   ------------------------
                                                                    12,429,291    7,306,744
                  Land                                               4,293,424   11,281,440
                  Construction in progress                           3,138,150          -
                                                                   ------------------------
                                                                   $19,860,865   18,588,184
                                                                   ========================

          Included in property and equipment at December 31, 1995 are rental property and improvements (Lynnwood Center) with a net book value of $18,588,184. No interest was capitalized in 1996, 1995 or 1994. As discussed further in note 3, the Lynnwood Center is classified as assets held for sale at December 31, 1996.


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

(6)       INVESTMENTS

          Investments at December 31, 1995 represent 45% interests in GHPH and OHPH.

          In January 1994, GHPH realized an extraordinary gain of $5,500,796 on an early extinguishment of debt.

          Summary combined financial information for GHPH and OHPH follows:

                  December 31, 1995
                  -----------------
                  Total assets                     $71,552,809
                                                   ===========

                  Total liabilities                $64,006,177
                                                   ===========

                  Total owners' equity             $ 7,546,632
                                                   ===========


                                                                   Year ended December 31
                                                                 ---------------------------
                                                                     1995           1994
                                                                 ---------------------------
                  Operating revenues                             $ 23,563,975     31,932,355
                                                                 ===========================
                  Operating loss                                   (2,788,209)    (1,010,166)
                  Other expenses, principally interest, net        (4,010,026)    (3,257,831)
                                                                 ---------------------------
                             Loss before extraordinary gain        (6,798,235)    (4,267,997)

                  Extraordinary gain on extinguishment of debt            -        5,500,796
                                                                 ---------------------------
                               Net income (loss)                 $ (6,798,235)     1,232,799
                                                                 ===========================

                As further discussed in note 2(b), Legend acquired an additional 45% interest in GHPH and OHPH in January 1996.


                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

(7)       NOTES PAYABLE TO BANKS AND OTHERS

          Notes payable to banks and others consists of the following at December 31:

          Reference                                                                                  1996            1995
                                                                                                  ----------------------------
           (A)    Mortgage note payable to bank, interest at the prime rate plus .75% (9.0%
                     at December 31, 1996), monthly principal and interest installments of approximately $122,000, remaining principal due June 1997.  If
                     Legend is not in default, as defined in the loan agreement, the due date may be extended to June 1998.  As of December 31, 1996 Legend was not in default. Secured by substantially all rental
                     property and related tenant improvements and an assignment
                     of leases and rent.                                                          $14,437,813       12,600,792

           (B)    Notes payable, interest only payable monthly at
                     the prime rate plus 2.0%, not to exceed 10% (10%
                     at December 31, 1996) to 12%. Principal payments
                     of $382,000 due in 1997, remaining principal due
                     in 1999; secured by certain real estate inventory                              3,332,000                -

           (C)    Unsecured note payable, interest only payable
                     monthly at the prime rate plus .5% (8.75% at
                     December 31, 1996), principal due July 1998                                      996,220                -

           (D)    Note payable to Henry L. Block, interest at 6.34%, due in annual
                     installments of $600,000, including interest through July 1, 2009              5,207,685                -

           (E)    Notes payable to banks, interest payable monthly
                     at the banks' cost of funds rate (not to exceed
                     the LIBOR rate plus .50%) plus 2.25% to 2.75%
                     (8.0625% to 8.5625% at December 31, 1996);
                     principal payments of $2,510,736, $2,000,000 and
                     $3,500,000 due in 1998, 1999 and 2000,
                     respectively. Secured by second mortgages on
                     certain real estate inventory.                                                 8,010,736                -

           (F)    Note payable to bank, interest payable monthly at
                     the bank's cost of funds rate (not to exceed the
                     LIBOR rate plus .25%) plus 2.5% (8.20% at December
                     31, 1996); principal payments of $592,192,
                     $2,250,000 and $4,750,000 due in 1998, 1999 and
                     2000, respectively. Secured by first mortgage on
                     the clubhouse and third mortgages on certain real
                     estate inventory                                                               7,562,192                -


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

           (G) Notes payable to banks, interest payable monthly
                     at the prime rate plus .5% to 1.5% (8.75% to 9.75%
                     at December 31, 1996); principal payments of
                     $200,000, $11,269,546 and $3,000,000 due in 1997,
                     1998 and 1999, respectively. Secured by first
                     mortgages on certain real estate inventory,
                     certain property and equipment and certificates of
                     deposit with balances totaling $5.9 million at
                     December 31, 1996                                                            $14,469,546                -

           (H) Construction revolving line of credit, interest
                     payable monthly at the prime rate plus 1% (9.25%
                     at December 31, 1996); due June 1998. Secured by
                     first mortgages on certain real estate inventory,
                     certain property and equipment, and a certificate
                     of deposit with a balance of $5.6 million at
                     December 31, 1996. Total advances are not to
                     exceed $16,000,000                                                             1,975,203                -

           (I) Notes payable to bank, interest payable monthly at
                     the bank's cost of funds rate (not to exceed the
                     LIBOR rate plus .50%) plus 2.25% to 2.75% (8.0625%
                     to 8.5625% at December 31, 1996); principal
                     payments of $630,228, $1,000,000 and $10,000,000
                     due in 1998, 1999 and 2000, respectively. Secured
                     by first and second mortgages on certain real
                     estate inventory plus 50% of membership equity
                     payments                                                                      11,630,228       10,687,273

           (J) Construction notes payable to banks, interest payable
                     monthly at the bank's cost of funds rate (not to
                     exceed the LIBOR rate plus .25%) plus 2.5%, (8.25%
                     at December 31, 1996); principal of $3,000,000 and
                     $4,309,479 due in 1997 and 1998, respectively.
                     Secured by a first mortgage on the club facilities,
                     certain real estate inventory and 50% of membership
                     equity payments                                                                7,309,479                -

           (K) Notes payable to banks, interest payable monthly
                     at the prime rate plus .75% to 1.0% (9.00% to
                     9.25% at December 31, 1996); principal due in
                     1997. Secured by a first mortgage on certain
                     property. Total advances are not to exceed
                     $4,500,000                                                                     2,645,870                -

           (L) Notes payable to banks, interest payable monthly
                     at the prime rate plus .5% to .75% (8.75% to 9.0%
                     at December 31, 1996); principal payments ranging
                     from $507,000 to $1,744,000 due from 1997 to 2000                              4,468,508                -

           (M) Construction revolving lines of credit payable to
                     banks, interest payable monthly at the prime rate
                     plus .50% to .75% (8.75% to 9.0% at December 31,
                     1996). Secured by a first mortgage on certain
                     property. Total advances are not to exceed
                     $11,000,000                                                                    2,012,591                -



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


           (N) Revolving line of credit payable to bank, due on
                     demand, with interest payable at the prime rate
                     plus .75% (9.00% at December 31, 1996); secured by
                     certain property. Total advances are not to exceed
                     $3,000,000                                                                   $ 2,401,600                -

           (O) Notes payable, interest at 8.25% to 9.0%; principal and interest due during 1997.  Secured by a first mortgage on certain real estate
                     inventory                                                                        235,850                -

           (P) Other                                                                                    5,096                -
                                                                                                  ----------------------------

                                                                                                  $86,700,617       23,288,065
                                                                                                  ============================

          Certain of Legend's loan agreements prohibit the payment of dividends.

          In conjunction with the acquisition of Royal Palm Convalescent Center by OHPH in June 1994, an irrevocable trust consisting of three annuities was established, the sole purpose of which is to provide security for payment on the note payable to Henry L. Block. The annuity contracts totaled $5,031,220 at December 31, 1996 plus accrued interest receivable of approximately $176,500, and will fully satisfy the note through annual principal and interest payments of $600,000 through July 1, 2009.

          Scheduled principal maturities of notes payable to banks and others at December 31, 1996 are as follows:


             1997                               $26,203,656
             1998                                22,310,338
             1999                                15,083,514
             2000                                19,081,807
             2001                                   345,049
             Thereafter                           3,676,253
                                                -----------
                                                $86,700,617
                                                ===========


                                                                     (Continued)

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          Included in 1997 scheduled principal maturities is $14,437,813 relating to the Lynnwood Center as Legend expects to sell it by December 31, 1997. In the event the Lynnwood Center is not sold by December 31, 1997, scheduled principal maturities would be $11,933,808 and $36,580,186 for 1997 and 1998, respectively.

    (8)   LEASES

          Legend leases space to tenants in the Lynwood Center under noncancelable operating leases with terms ranging from 1 to 30 years. Generally, the tenants are charged a minimum rental and contingent rentals based on tenant revenues and are also obligated to reimburse Legend for certain operating expenses. Approximate future minimum rentals under noncancelable leases in effect at December 31, 1996 are as follows:

              1997                             $2,005,000
              1998                              1,964,000
              1999                              1,910,000
              2000                              1,897,000
              2001                              1,815,000
              Thereafter                       23,715,000
                                              -----------
                                              $33,306,000
                                              ===========

          Three tenants comprised approximately 76%, 62% and 54% of rental income in 1996, 1995 and 1994, respectively. Contingent rentals were insignificant in 1996, 1995 and 1994.

    (9)   INCOME TAXES

          There was no current income tax benefit or expense in 1996, 1995 or 1994 and deferred tax expense or benefit was offset by changes in the allowances for deferred tax assets.



                                                                     (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

          The approximate tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:


                                                                                  1996         1995
                                                                              -----------------------
                  Deferred tax assets:
                        Real estate inventory and assets held for sale        $24,301,000     725,000
                        Deferred income                                           655,000     220,000
                        Investments                                                   -       810,000
                        Net operating loss carryforwards                        4,809,000     500,000
                        Other                                                     109,000         -
                                                                              -----------------------
                                       Total gross deferred tax assets         29,874,000   2,255,000
                        Less valuation allowance                               29,330,000   2,100,000
                                                                              -----------------------
                                       Net deferred tax assets                    544,000     155,000
                                                                              -----------------------
                  Deferred tax liabilities:
                        Deferred rent                                                 -       150,000
                        Organization and loan fees                                294,000         -
                        Property and equipment                                    116,000         -
                        Inventory                                                 122,000         -
                        Other                                                      12,000       5,000
                                                                              -----------------------
                                       Total gross deferred tax liabilities       544,000     155,000
                                                                              -----------------------
                                       Net deferred tax liability             $       -           -
                                                                              =======================

          The valuation allowance increased by $27,230,000 and $1,570,000 in 1996 and 1995, respectively.

          As of December 31, 1996, Legend has net operating loss carryforwards of approximately $13,740,000 which expire in 2011. This excludes losses of Banyan which because of certain

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

           tax regulations are not realizable because of the change in ownership. Additionally, certain deductible temporary differences which existed at the time of the merger may be limited under current tax regulations should they be realized during the five years ended December 31, 2001.

   (10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          Legend's financial instruments include cash, restricted cash, receivables, accounts payable, and short- and long-term borrowings. In general, Legend believes that the fair value of these financial instruments approximates their carrying amounts based upon their short-term nature or upon current market indicators, such as prevailing interest rates.

          Legend's financial instruments also include restricted investments, consisting of an irrevocable trust fund containing three annuities, established to provide the annual payments required on the note payable to Henry L. Block. The annual distributions from the annuities fully satisfy the interest and principal payments of the note payable. These annuities cannot be surrendered and, therefore, have no cash value. Because the restricted investments and the note payable are inextricably linked, the fair value of each is considered to be the carrying amounts reported in the balance sheet.

   (11)   CONCENTRATION OF ASSETS

          The majority of Legend's assets are real estate holdings which are subject to possible fluctuating economic conditions. Such fluctuations can have a significant impact on the market values, which could limit the potential recovery of the properties' carrying values.

   (12)   CONTINGENCIES

          (a)   FINANCING

                Legend has significant indebtedness maturing in 1997 and will not be able to satisfy these obligations without restructuring of refinancing. However, due to the uncertainty related to the litigation described in note 12(b), Legend is unable to negotiate such transactions. Management believes that if the litigation is satisfactorily resolved in the near term, Legend's debt can be refinanced or restructured to enable its obligations to be met.

          (b)   LITIGATION - DELAWARE

                On October 31, 1996, a lawsuit was filed in Delaware State court by two of Legend's stockholders on behalf of themselves and all of the non-defendant stockholders of Legend, against Legend and certain of its directors and officers.

                The plaintiffs have alleged, among other things, that Legend's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Legend. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interest of Legend's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of Legend's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by Legend in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information to Legend's stockholders in connection with considering the merger.

                On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of Legend's former officers, as well as that of one of Legend's directors. Plaintiffs filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Legend had failed to properly consider acquisition proposals submitted by third parties to acquire

                                   SIGNATURES

           PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGEND PROPERTIES, INC.



By:/s/ Kenneth L. Uptain                                   Date:  April 15, 1997
       Kenneth L. Uptain, President,
       Chief Executive Officer and Director

           PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Kenneth L. Uptain                                   Date: April 15, 1997
       Kenneth L. Uptain, President,
       Chief Executive Officer and Director

By:/s/Raymond J. Whitty                                    Date: April 15, 1997
      Raymond J. Whitty,
      Chief Financial Officer, and
      Treasurer and Secretary

By:/s/Walter E. Auch, Sr.                                  Date: April 15, 1997
      Walter E. Auch, Sr., Director

By:/s/Robert M. Ungerleider                                Date: April 15, 1997
      Robert M. Ungerleider, Director

By:/s/Fred E. Welker, III                                  Date: April 15, 1997
      Fred E. Welker, III, Director

By:/s/Olav Revhaug                                         Date: April 15, 1997
      Olav Revhaug, Director

Item 14. Exhibits

(a)     Exhibits:


Exhibit No.
-----------

 2.1    --      Agreement and Plan of Merger, dated as of April 12, 1996, as amended and restated as of May 20, 1996, by and among RGI/US,
                RGI Holdings, Inc. and the Registrant, together with Amendment to Agreement and Plan of Merger dated as of September 17,
                1996.(1)

 3.1    --      Amended and Restated Certificate of Incorporation of the
                Registrant.

 3.2    --      Bylaws of Registrant, as amended and restated as of July 1,
                1996.(2)

10.1    --      Second Amendment of Leonard G. Levine's Employment Contract
                dated December 31, 1992.(3)

10.2    --      Form of Director Stock Option Agreements dated July 1, 1993,
                July 24, 1994 and July 7, 1995.(3)

10.3    --      Form of Executive Stock Option Agreements dated July 1, 1993,
                January 12, 1994 and February 8, 1995.(3)

10.4    --      Credit Agreements, Notes and Warrants between Registrant and
                Morgans Waterfall, Vintiadis & Co. Inc.(4)

10.5    --      Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc. (SoGen Loan)(5)

10.6    --      Modification to

10.7    --      Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgans Loan)(5)

10.8    --      Omitted

10.9    --      Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.10   --      Master Construction Contract dated as of June 28, 1991 by and among GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St.
                David's, Ltd., GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA
                Newport, Ltd., GHA River Club, Ltd., GHA Coventry, Ltd. and
                Proctor Construction Company.(1)

10.11   --      Profit Sharing Agreement dated as of June 28, 1991 by and among
                Proctor Construction Company, Andlinger Properties Capital L.P.
                and Grand Harbor Associates, Inc.(1)

10.12   --      Omitted

10.13   --      Third Amendment to Administrative Services Agreement, dated
                March 31, 1997 by and between Banyan Management Corp. and Legend
                Properties, Inc. f/k/a Banyan Mortgage Investment Fund.

16      --      Letter from Coopers & Lybrand L.L.P. regarding change in
                Registrant's certifying accountant.(5)

21      --      Subsidiaries of the Registrant.



27      --      Financial Data Schedule.


--------------
        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration Number 333-12415) dated
_________________, 1996.

        (2) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

        (3) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

        (4) Incorporated by reference to Exhibits 10(a) through 10(n) to the Registrant's Report on Form 10-K for the year ended December 31, 1994.

        (5) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.