Form 10-K/A
period 1996-12-31
LEGEND PROPERTIES INC
filed 1997-04-16
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

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

                On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of Legend's former officers, as well as that of one of Legend's directors. Plaintiffs filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Legend had failed to properly consider acquisition proposals submitted by third parties to acquire

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                Legend. The amended complaint also claimed that purchases made by Holdings during December of shares of Legend's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in Federal court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender officer (New York Action).


                On January 8, 1997, the plaintiffs filed an application pursuant to section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and
                (iii) Legend had announced varying results of the vote. The plaintiffs sought an expedited hearing on the section 225 application. The Delaware court subsequently scheduled a hearing on the plaintiffs' application for relief under section 225 for March 4, 1997. The parties engaged in discovery incident to that application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain the plaintiffs' class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.


                On April 15, 1997, Legend announced that it had reached a stipulation and settlement agreement in principle to settle the various lawsuits. The agreement is subject to, among other things, court approval. As part of the settlement, the plaintiffs will likely file a second consolidated amended and supplemental complaint repeating the allegations contained in their previous complaints and adding the claims underlying their application pursuant to section 225 of the Delaware Code; in addition, Holdings and RGI/US will likely be added as defendants solely for purposes of the settlement. All of the defendants will subsequently answer this complaint and have consented to a conditional certification of the lawsuit as a plaintiff class action pursuant to Rules 23(a) and 23(b)(1)-(2) of the Court of Chancery of the State of Delaware. As part of this settlement, Holdings has agreed to, among other things: (i) defer interest due on the Loans until December 31, 1997; (ii) forebear on any defaults existing on any indebtedness between Legend and Holdings as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at
                January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. The parties will schedule a hearing during the week of April 21, 1997, to submit the settlement to the Delaware court for its preliminary review.


                Contemporaneously with and in conjunction with the resolution of this Delaware litigation, the plaintiffs, as well as the defendants in the New York action, have agreed to settle and dismiss the matter. As part of this settlement, Holdings has agreed to purchase all of the shares owned by John Hinson, John Temple and Gary Goldberg, the named plaintiffs in the Delaware lawsuits, for $13.25 per share ($0.53 prior to the reverse split). In return, Messrs. Hinson, Temple and Goldberg have agreed not to purchase or otherwise acquire any of Legend's securities until April 2002, or until such time as Holdings no longer owns 25% or more of Legend's equity, whichever occurs first.

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

        (c)     LITIGATION - ILLINOIS

                On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (Illinois Litigation). The plaintiffs in the Illinois Litigation were as follows: (a) Monterey County Partners, a partnership which itself was a partner of Legend's subsidiary, BMIF Monterey County Corp., a partnership known as BMIF Monterey County Limited Partnership (Ownership Partnership), which is the entity that owned the Laguna Seca project; (b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own (i) 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 90% partner in Monterey County Partners; and (ii) the 99% limited partnership interest in VMS Laguna Seca Limited Partnership; and (c) VMTGZ Mortgage Investors, L.P. II, the principal beneficiary of Investors' Liquidating Trust.


                Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, former President of Legend and (b) Banyan Management Corp, the company which provides administrative services to Legend pursuant to an Administrative Services Agreement (as amended). Mr. Levine and Banyan Mangament Corp were subsequently dismissed from this litigation, but were later rejoined by a Third Amendment Complaint.

                The original complaint sought: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. was not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on Legend's former mortgage loan to Monterey county Partners upon which Legend had initiated foreclosure proceeds which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor or of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Numerous counts of the plaintiff's complaint and various theories of recovery were stricken on Legend's motions after which the matter proceeded to trial on January 13, 1997 (see below).

                On October 10, 1995, a companion action was filed in the Superior Court of Monterey County, California entitled:
                Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al; Case No. 105280 (California Litigation).

                The plaintiff entity, which was a partner with Legend's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF Monterey County Limited Partnership, which owns the Laguna Seca Ranch property (Ownership Partnership) filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens Loan (Morgens defendants), which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Laguna Seca Ranch property.


                The California Litigation alleged fraudulent transfer and conspiracy and sought the following as remedies: (i) to set aside the Deed of Trust and the obligations of the Ownership Partnership under the Morgens Loan guaranty; (ii) to quiet title to the Laguna Seca Ranch project, declaring null and void the interest of Morgens under the Deed of Trust; and (iii) an award of attorneys' fees and costs. After a variety of motions, the California Court set a status hearing in the California Litigation for January 31, 1997 in an effort to aware the results of the trial in the Illinois Litigation.

                            LEGEND PROPERTIES, INC.
                      (A Subsidiary of RGI Holdings, Inc.)
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

                Trial in the Illinois Litigation commenced on January 13, 1997. After four days of testimony, the parties commenced settlement negotiations, and on January 21, 1997 all parties to the Illinois Litigation and the California Litigation executed and delivered an Omnibus Settlement Agreement pursuant to which, among other things: (i) the California Litigation and the Illinois Litigation were dismissed with prejudice; (ii) all parties executed and delivered mutual releases; (iii) Legend paid to the plaintiffs the sum of $200,000; (iv) the Morgens defendants paid the sum of $50,000 to the plaintiffs; (v) Limited partnership interests held by the plaintiffs in Legend's Laguna Seca Ranch, Chapman's Landing and Southbridge/Wayside properties were assigned and conveyed to subsidiaries of Legend; and (vi) certain ancillary litigation among some of the parties was settled and dismissed.


                The execution and delivery of the aforesaid Omnibus Settlement Agreement allows Legend to enjoy 100% ownership of the Laguna Seca Ranch, Chapman's Landing and Southbridge/Wayside Village properties without minority interests and is expected to facilitate financing or other strategic alternatives with respect to these projects.

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

By:/s/Walter E. Auch, Sr.                                  Date: April 15, 1997
      Walter E. Auch, Sr., Director

By:/s/Robert M. Ungerleider                                Date: April 15, 1997
      Robert M. Ungerleider, Director

By:/s/Fred E. Welker, III                                  Date: April 15, 1997
      Fred E. Welker, III, Director

By:/s/Olav Revhaug                                         Date: April 15, 1997
      Olav Revhaug, Director

Item 14. Exhibits

(a)     Exhibits:


Exhibit No.
-----------

 2.1    --      Agreement and Plan of Merger, dated as of April 12, 1996, as amended and restated as of May 20, 1996, by and among RGI/US,
                RGI Holdings, Inc. and the Registrant, together with Amendment to Agreement and Plan of Merger dated as of September 17,
                1996.(1)

 3.1    --      Amended and Restated Certificate of Incorporation of the
                Registrant.(6)

 3.2    --      Bylaws of Registrant, as amended and restated as of July 1,
                1996.(2)

10.1    --      Second Amendment of Leonard G. Levine's Employment Contract
                dated December 31, 1992.(3)

10.2    --      Form of Director Stock Option Agreements dated July 1, 1993,
                July 24, 1994 and July 7, 1995.(3)

10.3    --      Form of Executive Stock Option Agreements dated July 1, 1993,
                January 12, 1994 and February 8, 1995.(3)

10.4    --      Credit Agreements, Notes and Warrants between Registrant and
                Morgans Waterfall, Vintiadis & Co. Inc.(4)

10.5    --      Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc. (SoGen Loan)(5)

10.6    --      Modification to

10.7    --      Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgans Loan)(5)

10.8    --      Omitted

10.9    --      Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.10   --      Master Construction Contract dated as of June 28, 1991 by and among GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St.
                David's, Ltd., GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA
                Newport, Ltd., GHA River Club, Ltd., GHA Coventry, Ltd. and
                Proctor Construction Company.(1)

10.11   --      Profit Sharing Agreement dated as of June 28, 1991 by and among
                Proctor Construction Company, Andlinger Properties Capital L.P.
                and Grand Harbor Associates, Inc.(1)

10.12   --      Omitted

10.13   --      Third Amendment to Administrative Services Agreement, dated
                March 31, 1997 by and between Banyan Management Corp. and Legend
                Properties, Inc. f/k/a Banyan Mortgage Investment Fund.(6)

16      --      Letter from Coopers & Lybrand L.L.P. regarding change in
                Registrant's certifying accountant.(5)

21      --      Subsidiaries of the Registrant.(6)



27      --      Financial Data Schedule.(6)


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

        (6)  Previously Filed