Form 10-Q
period 1997-03-31
LEGEND PROPERTIES INC
filed 1997-05-15
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the transition period
                       from ____________ to ____________.

                          Commission File Number 1-9885

                             Legend Properties, Inc.
             (Exact name of Registrant as specified in its charter)


         Delaware                                           36-3465359
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)



1420 Fifth Avenue, Suite 4200, Seattle, Washington              98101
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         (206) 464-0123


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]. NO [ ].


Shares of common stock outstanding as of May 10, 1997:  6,290,874.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                         Page No.

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets at
                           March 31, 1997 and December 31, 1996.................            3

                           Consolidated Statements of Operations for the
                           Three Months Ended March 31, 1997 and 1996...........            4

                           Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 1997 and 1996...........            5

                           Notes to Consolidated Financial Statements                     6-9

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations........        10-14

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings....................................           15

              Item 6.      Exhibits and reports of Form 8-K.....................           17

SIGNATURES                 .....................................................           23

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------
                                                                                          1997           1996
------------------------------------------------------------------------------------------------------------------

                                  Assets

Real estate inventory                                                                 $101,593,828    $103,762,798
Assets held for sale                                                                    25,451,424      25,436,375
Cash and cash equivalents                                                                1,152,597       1,529,898
Restricted cash and investments                                                         20,498,951      22,491,305
Accounts and notes receivable                                                            1,771,431       1,893,838
Receivables from related parties                                                         1,765,114       1,987,481
Property and equipment, net                                                             21,778,851      19,860,865
Intangible assets, net                                                                   2,278,899       2,325,406
Other assets, net                                                                        4,929,052       4,822,163
                                                                                      ------------    -------------
                                                                                      $181,220,147     184,110,129
                                                                                      ------------    ------------

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Notes payable to banks and others                                                       84,353,269      86,700,617
Payables to related parties                                                             50,899,336      47,609,097
Accounts payable                                                                         5,081,969       5,655,401
Other notes and liabilities                                                             11,527,822      12,662,828

Minority interests                                                                         505,289         492,910

Stockholders' equity :
     Common stock, $.01 par value. Authorized 100,000,000 shares;
         issued 6,277,548 shares and outstanding 6,276,744 shares

                                                                                            62,776          62,776
     Additional paid-in capital                                                         43,772,331      43,793,708
     Accumulated deficit                                                               (14,971,329)    (12,855,892)
     Treasury stock, 804 shares of common stock                                            (11,316)        (11,316)
                                                                                      ------------    ------------

                               Total stockholders' equity                               28,852,462      30,989,276

-------------------------------------------------------------------------------------------------------------------

                                                                                      $181,220,147      184,110,129
===================================================================================================================

See accompanying notes to the Consolidated Financial Statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------

                                                                                           1997            1996
-------------------------------------------------------------------------------------------------------------------

Revenues:
     Real estate sales                                                                 $  10,330,638     6,361,048
     Club operations                                                                       2,073,849     1,872,342
     Patient service                                                                         673,924       633,716
     Rent                                                                                    631,026       618,803
     Other                                                                                   275,984       124,906
                                                                                       -------------   -----------

                               Total revenues                                             13,985,421     9,610,815
                                                                                       -------------   -----------

Costs and expenses:
     Real estate                                                                           7,723,662     4,731,122
     Club operations                                                                       1,588,414     1,232,191
     Patient service direct costs                                                            356,235       325,781
     Rental operations                                                                        99,413        91,721
     Other                                                                                    24,085        20,436
     Selling, general and administrative                                                   3,820,163     1,836,096
     Depreciation and amortization                                                           418,798       392,308
                                                                                       -------------   -----------

                               Total costs and expenses                                   14,030,770     8,629,655
                                                                                       -------------   -----------

                               Operating income (loss)                                       (45,349)      981,160
                                                                                       -------------   -----------

Other income (expense):
     Interest income                                                                         473,840       119,392
     Interest income, related party                                                           36,068        36,569
     Interest expense, including loan cost amortization                                   (1,639,517)   (1,203,784)
     Interest expense, related party                                                      (1,118,268)     (125,093)
     Other, net                                                                              190,168       117,345
                                                                                       -------------   -----------

                               Net other expense                                          (2,057,709)   (1,055,571)
                                                                                       -------------   ------------
                               Loss before minority interests                             (2,103,058)      (74,411)

Minority interests in losses (earnings) of consolidated                                      (12,379)       33,676
     subsidiaries
                                                                                       -------------   -----------

                               Net loss                                                $  (2,115,437)      (40,735)
                                                                                       ===========================
                               Net loss per share                                         $ (.34)         $ (.01)
                                                                                       ============================

Weighted average number of common shares outstanding                                       6,276,744     4,386,986
------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Consolidated Financial Statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


---------------------------------------------------------------------------------------------------------------------
                                                                                        1997            1996
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                     $   (2,115,437)           (40,735)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                   714,194            538,795
         Related party interest expense not paid                                       1,055,070                  -
         Related party interest income not collected                                     (36,067)                 -
         Minority interests in earnings (losses)                                          12,379            (34,142)
         Change in certain assets and liabilities, net of effect of acquisitions:
                Decrease (increase) in real estate inventory                           2,168,970           (149,914)
                Increase in accounts and notes receivable and
                   other assets                                                         (300,771)           (641,672)
                Decrease in accounts payable and other notes
                   and liabilities                                                    (1,708,438)           (723,435)
                                                                                 ---------------       -------------

                               Net cash used in operating
                                    activities                                          (210,100)         (1,051,103)
                                                                                 ---------------       -------------

Cash flows from investing activities:
     Decrease (increase) in restricted cash and investments                            1,992,354            (895,316)
     Purchase of property and equipment                                               (2,284,433)         (1,450,987)
     Loans to related parties                                                            (20,000)                  -
     Collection of loans to related parties                                              278,434             546,834
     Investments and acquisitions, net of cash acquired                                        -             104,540
                                                                                 ---------------       -------------
                               Net cash used in investing activities                     (33,645)         (1,694,929)
                                                                                 ---------------       -------------

Cash flows from financing activities:
     Proceeds from notes payable to bank and others                                   16,297,173         4,528,963
     Repayment of notes payable to bank and others                                   (18,644,521)       (4,446,801)
     Proceeds from loans from related parties                                          2,235,169         6,230,989
     Repayment of contract payable                                                             -        (1,500,000)
     Purchase of fractional shares                                                       (21,377)                -
                                                                                 ---------------       -----------
                               Net cash provided by (used in)                           (133,556)        4,813,151
                                    financing activities
                                                                                 ---------------       -----------
                               Net increase (decrease) in cash                          (377,301)        2,067,119
                                    and cash equivalents

Cash and cash equivalents at beginning of period                                       1,529,898           578,906
                                                                                 ---------------       -----------

 Cash and cash equivalents at end of period                                      $     1,152,597         2,646,025
                                                                                 ---------------       -----------

Non cash financing activity - contribution to equity of notes
    and interest payable from stockholder, net of receivable                                   -        21,663,015
==================================================================================================================

See accompanying notes to the Consolidated Financial Statements and management's discussion and analysis of financial condition and results of operations.

                            LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.       BASIS OF PRESENTATION

Legend Properties, Inc. formerly known as Banyan Mortgage Investment Fund (Banyan) is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings (RGI/US) (see note 2).

For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan; which changed its name to Legend Properties, Inc. upon the effectiveness of the Merger. Therefore, as of December 31, 1996, the historical consolidated financial statements of Legend Properties, Inc. are those of RGI/US. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of March 31, 1997, Holdings owns approximately 79% of the outstanding common shares of Legend Properties, Inc.

The consolidated financial statements include the accounts of Legend Properties, Inc. and its subsidiaries (Legend or the Company). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       ACQUISITION OF BANYAN

Effective December 31, 1996, RGI/US was merged with and into Banyan. Banyan's certificate of incorporation was amended to convert each twenty-five shares of Banyan's issued and outstanding common stock into one issued and outstanding share (Reverse Split). Additionally, the name of Banyan was changed to Legend Properties, Inc. After giving effect to the Reserve Split, all outstanding shares of RGI/US were converted into 4,386,986 shares of Banyan's common stock.

                            LEGEND PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


For accounting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan.

The purchase price of Banyan by RGI/US was calculated as follows:

Banyan common shares outstanding at December 31, 1996                47,307,527
Fair market value per share on or about April 12, 1996                  $.46875
                                                                        -------
Purchase price                                                      $22,175,403
                                                                    ===========

The business combination was accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. Results of operations of this acquired company have been included in the consolidated financial statements from the acquisition date.

The purchase price related to the acquisition was allocated as follows:

Real estate inventory                                                $50,835,299
Assets held for sale                                                   7,991,701
Cash                                                                     477,000
Other                                                                  2,215,000
                                                                     -----------
Fair value of assets acquired                                         61,519,000
Less liabilities                                                      39,344,000
                                                                     -----------
                                                                     $22,175,000
                                                                     ===========

The allocation of the purchase price is preliminary, and is based upon fair values that were determinable, and estimates of fair values that were not yet determinable. In particular, the values assigned to real estate inventory were based upon appraisals and discounted estimated future cash flows, when appraisals were not available. The calculated fair values of the real estate inventory were adjusted downward on a pro rata basis to arrive at the "allocated" fair value of real estate inventory. Finalization of the appraisals will likely result in adjustments to the allocation of the purchase price to the net assets acquired. In addition, the final settlement of the litigation described in note 4 may result in the assumption of additional liabilities by Legend, thereby resulting in adjustments to the allocation of the purchase price.

3.       BORROWINGS FROM AFFILIATES

Defaults

As of December 31, 1996, mortgage notes payable to Holdings with outstanding principal balances totaling $30,649,872 (the Loans) were in default. On April 15, 1997, Legend announced that it had signed a stipulation and settlement agreement to resolve various lawsuits filed against the Company in Delaware State Court ("Delaware Litigation") (Note 4). The Agreement is subject to, among other things, final court approval. A final hearing is scheduled for June 19, 1997. As part of this settlement, Holdings has agreed to, among other things,
(i) defer interest due on the Loans until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; and (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997). Until the settlement is approved by the court and becomes effective, management does not expect to be able to satisfactorily restructure or refinance the Loans.
If and when the settlement is approved, management expects to enter into discussions with Holdings and/or other third party lenders to restructure or refinance the Loans.

                            LEGEND PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


From January 1 to March 31, 1997, Legend had short-term borrowings from Holdings of approximately $2.2 million. In conjunction with the announcement of the settlement of the Delaware Litigation (See Note 4 "Delaware Litigation"), Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at March 31, 1997). Draws on the $8.5 million line of credit mature on December 31, 1997, and are secured by a second mortgage on certain real estate inventory. Through May 10 1997, Legend had borrowed approximately $7.6 million under the credit line. The proceeds were used to, among other things, pay an unsecured note payable to Holdings, with a principal balance of $400,000, repay the $2.2 million borrowed during the first quarter of 1997, and pay the accrued interest on the above loans. The remaining proceeds were (will be) used to fund outstanding merger costs, costs associated with the settlement of the lawsuits, and development, construction and operating costs associated with the properties.

4.       CONTINGENCIES AND LITIGATION

Legend has significant indebtedness maturing in 1997 and will not be able to satisfy these obligations without restructuring or refinancing. However, due to the uncertainty related to the litigation described in this note, Legend is unable to satisfactorily negotiate such transactions. Management believes that if the litigation is satisfactorily resolved in the near term, Legend's debt can be refinanced or restructured to enable its obligations to be met.

On October 31, 1996, a lawsuit was filed in Delaware State court by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against Legend and certain of its directors and officers.

The plaintiffs have alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of Banyan's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information to Banyan's stockholders in connection with considering the merger.

On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of Banyan's former officers, as well as that of one of Banyan's directors. Plaintiff filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Banyan had failed to properly consider acquisition proposals submitted by third parties to acquire Banyan. The amended complaint also claimed that purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in Federal court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (New York Action).

On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) Banyan had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The Delaware Court subsequently scheduled a hearing on the plaintiffs' application for relief under
Section 225 for March 4, 1997. The parties engaged in discovery incident to that application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiffs' class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.

On April 15, 1997, Legend announced that it had reached a stipulation and settlement agreement to settle this lawsuit. As part of this settlement, Holdings has agreed to, among other things, (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

The judge to which this matter has been assigned in the Delaware Chancery Court has not raised any objections to the settlement agreement and has signed an order scheduling a final hearing on the matter for June 19, 1997. The parties to the lawsuit are in the process of sending notice to all of the class members of this settlement. As part of the settlement, the plaintiffs filed a second consolidated and amended supplemental complaint repeating the allegations contained in their previous complaints and adding claims underlying their application pursuant to Section 225 of the General Corporation Law of the State of Delaware. In addition, the amended complaint added Holdings and RGI/US as defendants. All of the defendants have answered this complaint denying all of the allegations.

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

Illinois Litigation

On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (Illinois Litigation). The plaintiffs in the Illinois Litigation were as follows: (a) Monterey County Partners, a partnership which itself was a partner of Banyan's subsidiary, BMIF Monterey County Corp., a partnership known as BMIF Monterey County Limited Partnership (Ownership Partnership), which is the entity that owned the Laguna Seca project;
(b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own
(i) 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 90% partner in Monterey County Partners; and (ii) the 99% limited partnership interest in VMS Laguna Seca Limited Partnership; and (c) VMTGZ Mortgage Investors, L.P. II, the principal beneficiary of Investors' Liquidating Trust.

Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, former President of Banyan and (b) Banyan Management Corp., the company which provided administrative services to Banyan pursuant to an Administrative Services Agreement (as amended). Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation, but were later rejoined by a Third Amendment Complaint.

The original complaint sought: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. was not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on Banyan's former mortgage loan to Monterey county Partners upon which Banyan had initiated foreclosure proceeds which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Numerous counts of the plaintiff's complaint and various theories of recovery were stricken on Banyan's motions after which the matter proceeded to trial on January 13, 1997 (see below).

On October 10, 1995, a companion action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al; Case No. 105280 (California Litigation).

The plaintiff entity, which was a partner with Banyan's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF Monterey
County Limited Partnership, which owns the Laguna Seca Ranch property (Ownership Partnership) filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens Loan (Morgens defendants), which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Laguna Seca Ranch property.

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

                            LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


5.       SUBSEQUENT EVENTS

In April 1997, the Company's board of directors authorized Legend to acquire up to $300,000 of the Company's common stock on the open market from time to time over the next 12 months, subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. On April 30, 1997, Holdings purchased 34,130 shares of Legend common stock from the Company at a per share price of $11.72, or $400,004. On or about May 1, 1997, the Company purchased 20,000 shares of Legend common stock from an unrelated third party for $5.50 per share, or $110,000.

6.       NEW ACCOUNTING PRONOUNCEMENT

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier adoption is not permitted. When adopted, the Company will be required to restate its earnings per share data for all prior periods presented. In the opinion of management, the adoption of SFAS No. 128 will not have a material effect on the Company's calculation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. For a discussion of the factors affecting the company's business plan, see the company's 1996 Annual Report on Form 10-K--management's discussion and analysis--"factors affecting Legend's business plan." Actual results could differ materially from those projected in the forward-looking statements. The company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings (RGI/US).

For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. As of December 31, 1996, the historical consolidated financial statements of RGI/US became those of Legend Properties, Inc.

RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries, American Property Investments, Inc. (API) and Grand Harbor Associates, Inc. (GHA). API owns a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). RGI/US listed the Lynnwood Center for sale during 1996. GHA owns a 90% interest in Grand Harbor Property Holdings, Inc. (GHPH) , Oak Harbor Property Holdings Inc. and Quality Life Services, L.P. (collectively OHPH), entities that own: (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre, adult retirement community also located in Vero Beach, Florida; and (iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor.

During 1996, operating results primarily consisted of the operations of Grand Harbor, Oak Harbor and the Lynnwood Center. Operating results for the first quarter ended March 31, 1997 also include the operations of the Southbridge/Wayside Village, Chapman's Landing and Laguna Seca Ranch projects owned by Banyan (now Legend). Currently, Legend intends to focus on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, Legend intends to develop and sell land parcels at Southbridge/Wayside Village and Chapman's Landing. The Company's ability to fully implement its business plan is dependent on, among other things, the Company securing satisfactory construction financing related to certain developments. In connection with Legend's current plan to focus on these land and residential developments, Legend is marketing the Lynnwood Center and Laguna Seca Ranch properties for sale, and anticipates selling them by December 31, 1997.

The cash flow for each of Legend's projects can differ substantially from reported earnings, depending on the status of the development cycle. The initial years of development require significant cash outlays for, among other things, land acquisition, obtaining zoning and other approvals, construction of amenities (including golf courses and club houses and recreation centers), model homes, sales and administrative facilities, major roads, utilities, general landscaping and interest. Since these initial costs are generally capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding cash flow. However, after the initial years of development, when these expenditures are made, cash flow can significantly exceed earnings reported for financial statement purposes, as costs and expenses include charges for substantial amounts of previously expended and capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

Legend's cash and cash equivalents balance at March 31, 1997, and December 31, 1996, was $1,152,597 and $1,529,898, respectively. The decrease in the first quarter of 1997 is attributable to cash utilized in operating, investing and financing activities of $210,100, $33,645 and $133,556, respectively.

Cash Flows from Operating Activities: For the quarter ended March 31, 1997, Legend utilized cash in operating activities of $210,100, compared to $1,051,103 for the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Cash utilized in operations in the quarter ended March 31, 1997 was primarily due to the following:

     o Net losses of $2,115,437 for the quarter ended March 31, 1997, due primarily to the Southbridge, Chapman's Landing and Laguna Seca Ranch developments. Due to delays caused during the Merger proceedings and by the litigation discussed below, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, and the Company was unable to close on any lot sales at these developments during the first quarter of 1997;

     o An increase in other assets of $300,771 and a decrease in other liabilities of $1,708,438 for the quarter ended March 31, 1997. These increases and decreases were generally due to the timing of the payment of certain liabilities, including advances from customers, and prepaid expenses, and can vary significantly from period to period depending on the status of the development cycle for each of Legend's properties. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual;

     o Construction and development costs incurred at Grand Harbor and Oak Harbor of $5,554,692 for the quarter ended March 31, 1997. During the period, Oak Harbor completed the construction of a 24 unit condominium building and Grand Harbor introduced three new product types.

      Partially offset by the following:

     o Costs of real estate sales at Grand Harbor and Oak Harbor $7,723,662 for the first quarter of 1997, due to sales of 12 units and 16 units at Grand Harbor and Oak Harbor, respectively. During the first quarter of 1996, 17 residential units at Grand Harbor were sold, however the sale of units at Oak Harbor did not begin until October 1996;

     o Related party interest expense of $1,055,070 was not paid during the quarter ended March 31, 1997. Legend has significant borrowings from related parties, primarily RGI Holdings, Inc. (Holdings). As of December 31, 1996, and during the first quarter of 1997, certain of Legend's loans from Holdings were in default and interest payments on these and other payables to Holdings were not made. During the first quarter of 1996, Holdings contributed 21,663,015 of notes and interest payable, net of receivables, to equity. As a result, there were no significant outstanding borrowings from related parties at March 31, 1996;

     o Depreciation and amortization expense was $714,194, related primarily to Grand Harbor and Oak Harbor. As of June 30, 1996, management decided to dispose of the Lynnwood Center and discontinued recording depreciation on the Lynwood Center assets.

Cash Flows From Investing Activities: During the first quarter of 1997 Legend utilized cash flow in investing activities of $33,645 compared to $1,694,929 in the comparable quarter of 1996. The amount of cash flow utilized in investing activities for the first quarter of 1997 was primarily due to Legend purchasing $2,284,433 of property and equipment partially offset by the release of restricted cash and investments of $1,992,354 during 1997. The additions to property and equipment occurred primarily at Oak Harbor, and substantially represented the construction of the Assisted Care Living Facility (ACLF). The ACLF is anticipated to be completed during the third quarter of 1997. At December 31, 1996, Legend had, among other things, restricted cash deposited with a lender for the construction of the ACLF. As construction occurred on the ACLF during the first quarter of 1997, the lender released certain of these restricted amounts to Oak Harbor to fund the construction. In addition, net customer deposits previously received for the rental and sale of real estate were released to Grand Harbor and Oak Harbor. In addition, Legend collected $278,434 of loans to related parties.

Cash Flows from Financing Activities: During the quarter ended March 31, 1997, Legend utilized cash flow in financing activities of $133,556 compared to cash flow generated in financing activities of $4,813,151 for the comparable quarter of 1996. The 1997 amount was primarily due to proceeds from $18,532,342 on borrowings ($2,235,169 from a related party), offset by repayments of $18,644,521. Additionally, during the first quarter of 1997, Legend paid $21,377 to purchase fractional shares which resulted from the December 31, 1996 reverse stock split.

During the three months ended March 31, 1997, Legend borrowed $2,235,169 from Holdings and used the proceeds to fund operating costs and costs associated with the Merger and various lawsuits. In April of 1997, Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million. Through May 10, 1997, Legend borrowed approximately $7.6 million under the line of credit, a portion of which was utilized to repay Holdings for the abovementioned advances. The remaining borrowings were used

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



primarily to fund construction, development and operating costs as well as costs associated with the Merger and litigation filed against the Company.

The Company borrowed an additional $16,297,173 ($2,910,704 at Grand Harbor and $13,386,469 at Oak Harbor), which was used primarily to "refinance" existing construction and development revolving loans, and to fund certain construction and development costs. Repayments of $18,644,521 were primarily at Grand Harbor ($13,429,423) and Oak Harbor ($5,174,508), and were made from funds generated through the preceding refinancings and through sales of residential units and club memberships.

In April 1997, the Company's board of directors authorized Legend to acquire up to $300,000 of the company's common stock on the open market from time to time over the next 12 months, subject to compliance with the SEC's rules and regulations relating to open market repurchase programs. On April 30, 1997, Holdings purchased 34,130 shares on Legend common stock from the Company at a share price of $11.72, or $400,004. On or about May 1, 1997, the Company purchased 20,000 shares of Legend common stock from an unrelated third party for $5.50 per share, or $110,000.

Historically, Legend has used internally generated funds, third party borrowings and funds from Holdings and affiliated entities for construction and development purposes. The business plan of Legend contemplates the continued development of Southbridge/Wayside Village, Grand Harbor and Oak Harbor and the initiation of development activities at the Chapman's Landing project.

Legend's business plan for Southbridge/Wayside Village, Chapman's Landing, Grand Harbor and Oak Harbor contemplates development expenses during the year ended December 31, 1997 of approximately $34 million. Legend has obtained approximately $20 million of construction financing for Grand Harbor and Oak Harbor, and anticipates obtaining construction financing of approximately $11 million for Southbridge/Wayside Village and Chapman's Landing. Legend anticipates that the additional $3 million needed to fund development expenses will be generated through the sale of the Lynnwood Center and Laguna Seca Ranch properties, by operations and/or partially funded with proceeds from the $8.5 million line of credit provided by Holdings. The Company's ability to fully implement its business plan is dependent upon, among other things, the Company securing satisfactory construction financing related to certain developments.

Management of Legend recognizes that its remaining cash and cash equivalents at March 31, 1997 will not be sufficient to implement and complete its current business plan for each of the properties. In addition to the $8.5 million funding from Holdings, Legend is marketing the Laguna Seca Ranch and the Lynnwood Center properties for sale in order to provide the Company additional funding for its planned development activities.

On April 15, 1997, Legend announced that it had signed a stipulation and settlement agreement to resolve various lawsuits filed against the Company. The agreement is subject to, among other things, final court approval. A final hearing is scheduled for June 19, 1997. Until the settlement is approved by the court and becomes effective, management does not expect to be able to satisfactorily restructure or refinance certain of its existing debt obligations that mature on December 31, 1997 and in 1998. If and when the settlement is approved, management expects to enter into discussions with Holdings and/or other third party lenders to restructure or refinance certain of its existing debt obligations which mature on December 31, 1997 and during 1998. The Company's ability to meet its cash flow needs is dependent upon its success in obtaining construction financing at its development properties, as well as its ability to restructure or refinance certain of its existing debt obligations.

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

Management of Legend also believes that once the settlement of the lawsuit is approved and becomes effective, they will be able to satisfactorily restructure of refinance certain indebtedness maturing in 1997 and 1998.

Upon satisfactory resolution of the lawsuits the underlying basis for the Disclaimer of Opinion will have been eliminated.

RESULTS OF OPERATIONS

1997 compared with 1996

Results of operations for the three months ended March 31, 1997, include the expenses of Southbridge/Wayside Village, Chapman's Landing and Laguna Seca Ranch, whereas the results of operations for 1996 do not contain these results. As a result, Legend believes that its consolidated statement of operations for the three months ended March 31, 1997, are not comparable with its consolidated statement of operations for the three months ended March 31, 1996. To allow for comparability of period-to-period variances, the results of operations for the three months ended March 31, 1997, are compared to unaudited pro forma results of operations for the three months ended March 31, 1996 ("Pro Forma 1996"). The Pro Forma 1996 information has been prepared as if the acquisition of Banyan had been made on January 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          -------------------------------------------------------------------------------------------------
                                                                                                Proforma
          for the three months ended                                      March 31, 1997     March 31, 1996
          -------------------------------------------------------------------------------------------------
          Revenues:
               Real estate sales                                          $   10,330,638        6,361,048
               Club operations                                                 2,073,849        1,872,342
               Patient service                                                   673,924          633,716
               Rent                                                              631,026          824,362
               Other                                                             275,984          124,906
                                                                          --------------      -----------
                                         Total revenues                       13,985,421        9,816,374
                                                                          --------------      -----------

          Costs and expenses:
               Real estate                                                     7,723,662        4,731,122
               Club operations                                                 1,588,414        1,232,191
               Patient service direct costs                                      356,235          325,781
               Rental operations                                                  99,413          321,126
               Other                                                              24,085           20,436
               Selling, general and administrative                             3,820,163        3,370,221
               Depreciation and amortization                                     418,798          397,712
                                                                          --------------      -----------
                                         Total costs and expenses             14,030,770       10,398,589
                                                                          --------------      -----------
                                         Operating loss                          (45,349)        (582,215)
                                                                          --------------      -----------
          Other income (expense):
               Interest income                                                   473,840          129,745
               Interest income, related party                                     36,068           36,569
               Interest expense                                               (1,639,517)      (2,547,004)
               Interest expense, related party                                (1,118,268)        (125,093)
               Other, net                                                        190,168          536,317
                                                                          --------------      -----------
                                         Net other expense                    (2,057,709)      (1,969,466)
                                                                          --------------      -----------
                                         Loss before equity in
                                              income of investee              (2,103,058)      (2,551,681)
                                              and minority interests

          Equity in income of investee                                                 -          979,831

          Minority interests in losses (earnings) of consolidated                (12,379)          33,676
               subsidiaries
                                                                          --------------      -----------
                                         Net loss                         $   (2,115,437)      (1,538,174)
                                                                          --------------      -----------

Total revenues in the three months ended 1997, and for Pro Forma 1996 were $13,985,421 and $9,816,374, respectively. The increase in total revenues is primarily due to an increase in real estate sales of $3,969,590 to $10,330,638 in 1997 from $6,361,048 in Pro Forma 1996. In the three months ended March 31, 1997, real estate sales at Grand Harbor and Oak Harbor were $4,563,636 and $5,767,002, respectively. A total of 12 Grand Harbor residential units were sold during the first quarter of 1997 at an average sale price of approximately $380,000 as compared to 17 units sold during the comparable quarter of Pro Forma 1996 at an average sale price of approximately $375,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor. A total of 16 Oak Harbor units were sold during the first quarter of 1997 at an average sale price of approximately $360,000. Overall occupancy at the Lynnwood Center at March 31, 1997 and 1996 was approximately 95% and 89%, respectively.

Due to delays incurred during the merger proceedings and by the lawsuits, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



anticipated, and the Company was unable to close on any lot sales at these developments during the first quarter of 1997. Legend has begun to pre-sell lots to builders for delivery starting in the second quarter of 1997. The Company currently has signed contracts to deliver more than 250 lots with a total value in excess of $7.8 million, and has letters of intent to deliver an additional 450 lots. Although the Company anticipates that the letters of intent will be converted into signed contracts and result in sales, the letters of intent do not represent firm "sales contracts", and there can be no assurances that any sales will result from these or any other letters of intent. In addition, the Company continues to negotiate with other builders for additional residential lot sales contracts.

Total costs and expenses increased $3,632,181 to $14,030,770 for the three months ended March 31, 1997, from $10,398,589 for Pro Forma 1996. The increase was primarily due to increased real estate sales at Oak Harbor and general and administrative costs. Real estate sales gross margin as a percentage of real estate sales amounted to 25% for the three months ended March 31, 1997. The margin remained approximately the same as the margin in the comparable period of the prior year, however, gross margin percentages may vary materially on individual units from period to period based on the type of unit sold. Selling, general and administrative (SG&A) expenses increased $449,942 to $3,820,163 for the three months ended March 31, 1997, from $3,370,221 in Pro Forma 1996. The increase was primarily due to an increase in SG&A expenses at the corporate office and at Oak Harbor. The Oak Harbor increases were due to the fact that the Oak Harbor sales organization was not fully operational in the first quarter of 1996. The increase in corporate office costs were due primarily to the one-time transition and legal costs associated with the merger and the related lawsuits of approximately $750,000, the costs associated with establishing a Legend corporate office in Seattle, offset by the savings realized by eliminating the Banyan corporate office in Chicago.

Interest income increased $343,594 to $509,908 for the three months ended March 31, 1997, from $166,314 in Pro Forma 1996, primarily due to increased earnings on restricted cash accounts.


Interest expense increased only slightly to $2,757,785 for the three months ended March 31, 1997, from $2,672,097 in Pro Forma 1996. However, related party interest expense increased to $1,118,268 for the three months ended March 31, 1997, from $125,093 in Pro Forma 1996. The shift in interest expense to related party in 1997 was primarily due to Holdings purchasing the Loans from third parties in May of 1996 and the Merger of Banyan and RGI/US in December 1996, which resulted in the Loans being "related party" loans.

Other income decreased $346,149 to $190,168 for the three months ended March 31, 1997, from $536,317 in Pro Forma 1996, primarily due to the receipt of $418,972 by Banyan in respect of its interest in a liquidating trust in Pro Forma 1996.

Equity in income of investee decreased $979,831 to zero for the three months ended March 31, 1997. The Pro Forma 1996 amount related to an investment in a joint venture held by Banyan, which was sold during 1996.

     The combination of the above changes resulted in a net loss of $2,115,437 ($0.34 per share) for the three months ended March 31, 1997, as compared to a net loss of $1,538,174 ($.25 per share) for Pro Forma 1996.

                          PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

On October 31, 1996, a lawsuit was filed in Delaware State court by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against Legend and certain of its directors and officers.

The plaintiffs have alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of Banyan's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information to Banyan's stockholders in connection with considering the merger.

On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of Banyan's former officers, as well as that of one of Banyan's directors. Plaintiff filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Banyan had failed to properly consider acquisition proposals submitted by third parties to acquire Banyan. The amended complaint also claimed that purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in Federal court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (New York Action).

On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) Banyan had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The Delaware Court subsequently scheduled a hearing on the plaintiffs' application for relief under
Section 225 for March 4, 1997. The parties engaged in discovery incident to that application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiffs' class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.

On April 15, 1997, Legend announced that it had reached a stipulation and settlement agreement to settle this lawsuit. As part of this settlement, Holdings has agreed to, among other things, (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

The judge to which this matter has been assigned in the Delaware Chancery Court has not raised any objections to the settlement agreement and has signed an order scheduling a final hearing on the matter for June 19, 1997. The parties to the lawsuit are in the process of sending notice to all of the class members of this settlement. As part of the settlement, the plaintiffs filed a second consolidated and amended supplemental complaint repeating the allegations contained in their previous complaints and adding claims underlying their application pursuant to Section 225 of the General Corporation Law of the State of Delaware. In addition, the amended complaint added Holdings and RGI/US as defendants. All of the defendants have answered this complaint denying all of the allegations.

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

Illinois Litigation

On September 1, 1995, an action was filed in the Circuit Court of Cook County, Illinois entitled: Monterey County Partners et al v. BMIF Monterey County Limited Partnership et al; 95 CH 8456 (Illinois Litigation). The plaintiffs in the Illinois Litigation were as follows: (a) Monterey County Partners, a partnership which itself was a partner of Banyan's subsidiary, BMIF Monterey County Corp., a partnership known as BMIF Monterey County Limited Partnership (Ownership Partnership), which is the entity that owned the Laguna Seca project;
(b) Investors Liquidating Trust, a Delaware Trust which has been alleged to own
(i) 100% of the common stock of VMS Laguna Seca, Inc., the 1% general partner of VMS Laguna Seca Limited Partnership, which is an alleged 90% partner in Monterey County Partners; and (ii) the 99% limited partnership interest in VMS Laguna Seca Limited Partnership; and (c) VMTGZ Mortgage Investors, L.P. II, the principal beneficiary of Investors' Liquidating Trust.

Named in the case as defendants, in addition to the Ownership Partnership and BMIF Monterey County Corp. were: (a) Leonard G. Levine, former President of Banyan and (b) Banyan Management Corp., the company which provided administrative services to Banyan pursuant to an Administrative Services Agreement (as amended). Mr. Levine and Banyan Management Corp. were subsequently dismissed from this litigation, but were later rejoined by a Third Amendment Complaint.

The original complaint sought: (i) the removal of BMIF Monterey County Corp. as the general partner of the Ownership Partnership (BMIF Monterey County Limited Partnership) and the replacement with Kimball Small Residential Properties, Inc., a partner in Monterey County Partners as the new general partner; (ii) declaratory relief that BMIF Monterey County Corp. was not entitled to any "priority return" or "preferred return" on its capital account in the Ownership Partnership; (iii) avoidance of an alleged fraudulent transfer whereby the Ownership Partnership became the owner of the project after the default in 1991 on Banyan's former mortgage loan to Monterey county Partners upon which Banyan had initiated foreclosure proceeds which culminated in the execution of the Ownership Partnership agreement; and the creation of a capital account in an amount not less than approximately $4,800,000 in favor of Monterey County Partners; (iv) an accounting; and (v) a constructive trust to be created for the benefit of one of the plaintiffs. Numerous counts of the plaintiff's complaint and various theories of recovery were stricken on Banyan's motions after which the matter proceeded to trial on January 13, 1997 (see below).

On October 10, 1995, a companion action was filed in the Superior Court of Monterey County, California entitled: Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al; Case No. 105280 (California Litigation).

The plaintiff entity, which was a partner with Banyan's subsidiary, BMIF Monterey County Corp., in the limited partnership known as BMIF Monterey
County Limited Partnership, which owns the Laguna Seca Ranch property (Ownership Partnership) filed suit in its own name and derivatively on behalf of the Ownership Partnership against the Ownership Partnership and each of the participant entities in the Morgens Loan (Morgens defendants), which loan is partially guaranteed by the Ownership Partnership, which partial guaranty is collateralized by a deed of trust recorded against the Laguna Seca Ranch property.

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

    Other than as noted in this Item, the Company is not aware of any other material pending legal proceedings as of May 10, 1997.

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

Exhibit No.
-----------
2.1     Agreement and Plan of Merger, dated as of April 12, 1996 as amended and restated as of May 20, 1996, by and among RGI/US, RGI Holdings, Inc. and the Registrant, together with Amendment to Agreement and Plan of Merger dated as of September 17, 1996.(5)

3.1     Amended and Restated Certificate of Incorporation of the Registrant.(5)

3.2     Bylaws of Registrant, as amended and restated as of July 1, 1996.(2)

10.1    Second Amendment of Leonard G. Levine's Employment Contract dated
        December 31, 1992.(3)

10.2    Form of Director Stock Option Agreements dated July 1, 1993, July 24,
        1994 and July 7, 1995.(3)

10.3    Form of Executive Stock Option Agreements dated July 1, 1993, January
        12, 1994 and February 8, 1995.(3)

10.4    Omitted

10.5    Loan Modification Agreement, dated as of May 20, 1996, by and between
        Registrant and RGI Holdings, Inc. (SoGen Loan)(4)

10.6    Form of Second Loan Modification Agreement, by and between Legend
        Properties, Inc. and RGI Holdings, Inc. (SoGen Loan)(6)

10.7    Loan Modification Agreement, dated as of May 21, 1996, by and between
        Registrant and RGI Holdings, Inc. (Morgens Loan)(4)

10.8    Form of Second Loan Modification Agreement, by and between Legend
        Properties, Inc. and RGI Holdings, Inc. (Morgens Loan)(6)

10.9 Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.10   Master Construction Contract dated as of June 28, 1991 by and among
        GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St. David's, Ltd.,
        GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA Newport, Ltd., GHA River
        Club, Ltd., GHA Coventry, Ltd. and Proctor Construction Company.(1)

10.11   Profit Sharing Agreement dated as of June 28, 1991 by and among Proctor
        Construction Company, Andlinger Properties Capital L.P. and Grand
        Harbor Associates, Inc.(1)

10.12 Stipulation and Agreement of Settlement dated April 15, 1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch,
        Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties,
        Inc. (f/k/a Banyan Mortgage Investment Fund)(6)

10.13   Third Amendment to Administrative Services Agreement, dated March 31,
        1997 by and between Banyan Management Corp. and Legend Properties, Inc.
        (f/k/a Banyan Mortgage Investment Fund)(5)


--------------

(1)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-4 (Registration Number 333-12415) dated September 20, 1996.

(2) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.

(6) Incorporated by reference to the Registrant's Report on Form 10-K/A for the year ended December 31, 1996.

(7) Incorporated by reference to Registrant's Report on Form 8-K dated April 15, 1997.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

     (1) A current report on Form 8-K was filed on January 14, 1997, disclosing the following:

          ITEM 1.  CHANGES IN CONTROL OF REGISTRANT.

          (a) On December 31, 1996, RGI U.S. Holdings, Inc., a Washington corporation ("RGI/US"), was merged with and into the Registrant in accordance with the General Corporation Law of the State of Delaware and the Washington Business Corporation Act (the "Merger"). The Merger was accomplished pursuant to the Agreement and Plan of Merger dated April 12, 1996, as amended and restated as of May 20, 1996 by and among RGI/US, RGI Holdings, Inc. ("RGI Holdings") and the Registrant, together with the Amendment to Agreement and Plan of Merger dated September 17, 1996. The Merger occurred following the approval of the Merger by the stockholders of the Registrant at its annual meeting on December 17, 1996 (the "Annual Meeting"). As a result of the Merger, each of the 1,000 issued and outstanding shares of RGI/US common stock (all of which was held by RGI Holdings, Inc., a Washington corporation ("RGI Holdings")) was converted into 4,386,986 newly-issued shares of the Registrant's Common Stock, resulting in RGI Holdings beneficially owning approximately 79% of the outstanding common stock of the Registrant and all other stockholders owning approximately 21%.

               On May 21, 1996, in connection with the purchase by RGI Holdings of 298,666 shares of the Registrant's authorized but unissued common stock (on a post-reverse split basis), Mr. Kenneth Uptain, the president and a director of both RGI/US and RGI Holdings, was elected to fill a vacancy on the Registrant's board of Directors. The Registrant's Board of Directors also consisted of two outside directors, Messrs. Walter E. Auch, Sr. and Robert Ungerlieder. At the Annual Meeting, the Registrant's stockholders re-elected Mr. Auch and elected Fred E. Welker III, an outside director and Olav Revhaug, the Chief Financial Officer of Resource Group International Inc., a parent of RGI Holdings to the Registrant's Board of Directors.

          (b) RGI Holdings has pledged 4,685,652 shares of the Registrant's Common Stock beneficially owned by it to Fokus Bank ASA as security for a loan agreement between RGI Holdings and Fokus Bank. Upon the occurrence of an "Event of Default" under the loan agreement, Fokus Bank may receive all dividends from the shares of the Registrant's Common Stock beneficially owned by RGI Holdings and could vote or sell such shares in accordance with applicable securities laws.

          ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS.

          (a) See Item 1 above for a description of the Merger. Additional information regarding the Merger is set forth in the Proxy Statement/Prospectus contained in the Registrant's Registration on Form S-4 filed on September 20, 1996 (Registration No. 333-12415), as supplemented, incorporated herein by this reference.

          (b) RGI/US a Washington corporation and a wholly-owned subsidiary of RGI Holdings, which is an indirect majority-owned subsidiary of Resource Group International Inc. ("RGI Inc."). RGI Inc. is an indirect subsidiary of RGI (Antilles) N.V. a Netherlands Antilles limited liability company ("RGI Antilles"). RGI Antilles has agreed to merge with Aker ASA, a Norwegian corporation with interests in cement and building materials as well as oil and gas technology. This merger is expected to be completed by the end of February 1997.

               RGI/US owned, operated and developed real estate through two wholly-owned subsidiaries, Grand Harbor Associates, Inc. ("Grand Harbor Associates") and American Property Investments, Inc. ("American Property Investments"). Grand Harbor Associates owns a 90% interest in corporations that own; (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre planned 352-unit adult retirement community also located in Vero Beach, Florida; and (iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor. American Property Investments owns a 164,724 square foot shopping center located in Lynnwood, Washington (the "Lynnwood Center") that is listed for sale. The Registrant intends to continue the development of the properties owned by Grand Harbor Associates and to sell the Lynnwood Center.

               The Registrant's executive offices are now located at U.S. Bank Centre, 1420 5th Avenue, 42nd Floor, Seattle, Washington 98101-2333, and its telephone number is (206) 464-0200.


          ITEM 5.  OTHER EVENTS

               At the Annual Meeting, the Registrant's stockholders also approved amendments to the Registrant's Certificate of Incorporation to reclassify, combine and convert each 25 issued and outstanding shares of Common Stock into one issued and outstanding share (the "Reverse Split"), to change the name of the Registrant to "Legend Properties, Inc.," to make the Registrant's existence perpetual, and to authorize 5,000,000 shares of preferred stock. Under the Registrant's new Certificate of Incorporation, the Board of Directors is no longer classified and all directors will be elected annually; provided however, that Mr. Ungerleider's current term does not expire until 1998.

               Trading in the Registrant's shares on the New York Stock Exchange ceased immediately prior to effectiveness of the Merger. Upon effectiveness of the Merger, the Registrant's Common Stock was approved for quotation on a "when issued" basis on the Nasdaq SmallCap Market under the symbol "LPRO."

      ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND
               EXHIBITS

               (a)  Financial Statements of Business Acquired

               It is impracticable for the Registrant to provide the required financial statements at this time. Such statements will be filed when they are available. The Registrant anticipates filing such statements on or about March 14, 1997.

               (b)  Pro Forma Financial Information

               It is impracticable for the Registrant to provide the required financial statements at this time. Such statements will be filed when they are available. The Registrant anticipates filing such statements on or about March 14, 1997.

               (c)  Exhibits

                    2.1 Agreement and Plan of Merger dated April 12, 1996, as amended and restated as of May 20, 1996 by and among RGI/US, RGI Holdings and the Registrant, together with the Amendment to Agreement and Plan of Merger dated September 17, 1996 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed on September 20, 1996 (File No. 333-12415)).

                    2.2 Supplement to Proxy Statement/Prospectus dated November 7, 1996 (incorporated by reference to Supplement filed on November 7, 1996 (File No. 1-9885)).

                    2.3 Supplement to Proxy Statement/Prospectus dated December 16, 1996 (incorporated by reference to Supplement filed on December 16, 1996 (File No. 1-9885)).

                   99.1  Press Release of the Registrant dated December 31,
                         1996.

(2) A current report on Form 8-K was filed on January 14, 1997, disclosing the following:

     ITEM 5.  OTHER EVENTS

     On January 22, 1997, two lawsuits previously filed against the Registrant in Illinois and California were dismissed. The lawsuits were the 1995 action filed in the Circuit Court of Cook County, Illinois entitled "Monterey County Partners, et. al. v. BMIF Monterey County Limited Partnership et al, case number 95 CH 8456" and the 1995 action filed in the Superior Court of Monterey County, California entitled "Monterey County Partners, et al. v. BMIF Monterey County Limited Partnership, et al., case number 10528." The lawsuits were dismissed as part of an omnibus settlement agreement and mutual release of claims among the all of the parties, including the Registrant, its lenders, and certain limited partners who held a subordinated interest in the Registrant's real estate development projects in California, Maryland and Virginia. In addition, a "Lis Pendens" which had been filed to block the sale of the Laguna Seca Ranch property in Monterey, California was removed. As part of the omnibus settlement agreement, the plaintiffs transferred to the Registrant their limited partnership interests in the Registrant's California, Virginia and Maryland properties and the Registrant made a $200,000 one time payment to the plaintiffs.

     The dismissals and settlement agreement will allow the Registrant to finalize its plans to sell the Laguna Seca property and removes potential claims relating to the properties being developed by the Registrant in Virginia and Maryland.

     ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND
              EXHIBITS

              (c)  Exhibits

              99.1  Press Release of the Registrant dated January 27, 1997.

     (3) A current report on Form 8-K was filed on March 3, 1997, disclosing the following:

         ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

         (a)  FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED

              Financial statements of (i) RGI U.S. Holdings, Inc.; (ii) Grand Harbor Associates and Affiliates; (iii) the Oak Harbor Affiliated Companies; and (iv) Banyan Mortgage Investment Fund (incorporated by reference to the Registration Statement on Form S-4 filed on September 20, 1996 (File No. 333-12415) -- See Exhibit 2.1 below).

         (b)  PRO FORMA FINANCIAL INFORMATION

              Historical pro forma condensed consolidated financial information, balance sheet, statements of operations and notes to pro forma condensed consolidated financial information of Legend Properties Inc. (incorporated by reference to the Registration Statement on Form S-4 filed on September 20, 1996 (File No. 333-12415) -- See
              Exhibit 2.1 below).

         (c)  EXHIBITS

              2.1 Agreement and Plan of Merger dated April 12, 1996, as amended and restated as of May 20, 1996 by and among RGI/US, RGI Holdings and the Registrant, together with the Amendment to Agreement and Plan of Merger dated September 17, 1996 (incorporated by reference to Exhibit 2.1 in the Registration Statement on Form S-4 filed on September 20, 1996. (File No. 333-12415)).

              2.2 Supplement to Proxy Statement/Prospectus dated November 7, 1996 (incorporated by reference to Supplement filed on November 12, 1996 (File No. 1-9685)).

              2.3 Supplement to Proxy Statement/Prospectus dated December 16, 1996 (incorporated by reference to Supplement filed on December 16, 1996 (File No. 1-9885)).

             99.1  Press Release of the Registrant dated January 27, 1996.

     (4) A current report on Form 8-K was filed on April 16, 1997, disclosing the following:

         ITEM 5.  OTHER EVENTS

              On April 15, 1997, Legend Properties, Inc. ("Legend") announced that it had reached an agreement in principle to settle various lawsuits. The agreement is subject to, among other things, court approval. As part of the settlement, the plaintiffs will likely file a second consolidated amended and supplemental complaint repeating the allegations contained in their previous complaints and adding the claims underlying their application pursuant to
Section 225 of the Delaware Code. In addition, RGI Holdings, Inc. and RGI/US will likely be added as defendants solely for purposes of the settlement. All of the defendants will subsequently answer this complaint and have consented to a conditional certification of the lawsuit as a plaintiff class action pursuant to Rules 23(a) and 23(b)(1)-(2) of the Court of Chancery of the State of Delaware. As part of this settlement, RGI Holdings, Inc. has agreed to, among other things: (i) defer interest due on the loans previously known as the Morgens Loan and the SoGen Loan (collectively, the "Loans") and now owned by RGI Holdings, Inc. until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which will be utilized to repay RGI Holdings, Inc. for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the Securities Exchange Commission's rules and regulations relating to open market repurchase programs. Until the settlement is approved by the court and becomes effective, management does not expect to be able to satisfactorily restructure or refinance the Loans. If and when the settlement is approved, management expects to enter into discussions with RGI Holdings, Inc. and/or other third party lenders to restructure or refinance the Loans. The parties will schedule a hearing during the week of April 21, 1997, to submit the settlement to the Delaware court for its preliminary review.

              The Stipulation and Agreement of Settlement dated April 15, 1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) is attached hereto as Exhibit 10.1.

         ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

         EXHIBITS:

              10.1 Stipulation and Agreement of Settlement dated April 15,
                   1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)

              10.2 Form of Second Loan Modification Agreement, by and between
                   Legend Properties, Inc. And RGI Holdings, Inc. (SoGen Loan)

              10.3 Form of Second Loan Modification Agreement, by and between
                   Legend Properties, Inc. And RGI Holdings, Inc. (Morgens Loan)

                                   SIGNATURES

      PURSUANT to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LEGEND PROPERTIES, INC.




By:  /s/ Kenneth L. Uptain                                   Date: May 15, 1997
   --------------------------------------
         Kenneth L. Uptain, President and
         Chief Executive Officer

                                 INDEX TO EXHIBITS



Exhibit No.
-----------
27      Financial Data Schedule
