Form 10-Q
period 1997-06-30
LEGEND PROPERTIES INC
filed 1997-08-14
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO _________.

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

                                 ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]. NO [x].

      Shares of common stock outstanding as of August 10, 1997: 6,290,874.

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1997 and December 31, 1996......................3

          Consolidated Statements of Operations for the Six Months Ended June 30,
          1997 and 1996...........................................................................4

          Consolidated Statements of Operations for the Three Months Ended June 30,
          1997 and 1996...........................................................................5

          Consolidated Statements of Cash Flows for the Six Months Ended June 30,
          1997 and 1996...........................................................................6

          Notes to Consolidated Financial Statements..............................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of

          Operations..............................................................................12

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................22

Item 2.   Changes in Securities...................................................................24

Item 3.   Defaults Upon Senior Securities.........................................................24

Item 4.   Submission of Matters to a Vote of Security Holders.....................................24

Item 6.   Exhibits and Reports of Form 8-K........................................................25

Signatures .......................................................................................27


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

==================================================================================================================
                                                                                         1997             1996
------------------------------------------------------------------------------------------------------------------

                                  Assets
                                  ------

Real estate inventory                                                            $     101,204,964     103,762,798
Assets held for sale                                                                    25,451,424      25,436,375
Cash and cash equivalents                                                                1,961,290       1,529,898
Restricted cash and investments                                                         19,564,069      22,491,305
Accounts and notes receivable                                                            1,533,706       1,893,838
Receivables from related parties                                                         1,781,584       1,987,481
Property and equipment, net                                                             22,823,405      19,860,865
Intangible assets, net                                                                   2,331,342       2,325,406
Other assets, net                                                                        4,694,295       4,822,163
                                                                                    --------------- ----------------

                                                                                 $     181,346,079     184,110,129
                                                                                    --------------- ----------------

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Notes payable to banks and others                                                       80,965,706      86,700,617
Payables to related parties                                                             63,423,553      47,609,097
Accounts payable                                                                         3,058,688       5,655,401
Other notes and liabilities                                                              9,072,974      12,662,828

Minority interests                                                                         240,194         492,910

Stockholders' equity :
     Common stock, $.01 par value. Authorized 10,000,000 shares;
         issued 6,311,678 and 6,277,548 shares and outstanding 6,290,874 and 6,276,744 shares at June 30, 1997 and December 31, 1996, respectively
                                                                                            63,117          62,776
     Additional paid-in capital                                                         44,171,993      43,793,708
     Accumulated deficit                                                               (19,528,830)    (12,855,892)
     Treasury stock, 20,804 and 804 shares of common stock at June 30, 1997
         and December 31, 1996, respectively                                              (121,316)        (11,316)
                                                                                    --------------- ---------------

                               Total stockholders' equity                               24,854,964      30,989,276

Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------

                                                                                 $     181,346,079     184,110,129
====================================================================================================================


See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


===============================================================================================================
                                                                                      1997             1996
---------------------------------------------------------------------------------------------------------------
Revenues:
     Real estate sales                                                       $       17,304,362     13,178,354
     Club operations                                                                  3,429,894      3,174,461
     Patient service                                                                  1,353,459      1,288,125
     Rent                                                                             1,250,752      1,244,675
     Other                                                                              337,010        404,151
                                                                                    -------------- ------------

                               Total revenues                                        23,675,477     19,289,766
                                                                                    -------------- ------------

Costs and expenses:
     Real estate                                                                     13,297,818      9,249,477
     Club operations                                                                  2,789,797      2,527,596
     Patient service direct costs                                                       716,041        664,742
     Rental operations                                                                  197,631        200,341
     Other                                                                               65,767         44,896
     Selling, general and administrative                                              7,637,485      3,813,520
     Depreciation and amortization                                                      765,857        661,320
                                                                                    -------------- ------------

                               Total costs and expenses                              25,470,396     17,161,892
                                                                                    -------------- ------------

                               Operating income (loss)                               (1,794,919)     2,127,874
                                                                                    -------------- ------------

Other income (expense):
     Interest income                                                                    798,574        376,817
     Interest income, related party                                                      72,537         72,537
     Interest expense, including loan cost amortization                              (3,837,860)    (2,599,580)
     Interest expense, related party                                                 (2,500,922)      (326,805)
     Other, net                                                                         336,936        126,194
                                                                                    -------------- ------------

                               Net other expense                                     (5,130,735)    (2,350,837)
                                                                                    --------------  -----------

                               Loss before minority interests                        (6,925,654)      (222,963)

Minority interests in losses of consolidated subsidiaries                                252,716         39,223
                                                                                    -------------- ------------

                               Net loss                                      $       (6,672,938)      (183,740)
                                                                                    ============== ============

                               Net loss per share                                    $ (1.06)           $ (.04)
                                                                                    ============== ============

Weighted average number of common shares outstanding                                  6,281,695      4,386,986
===============================================================================================================


See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


===============================================================================================================
                                                                                      1997             1996
---------------------------------------------------------------------------------------------------------------

Revenues:
     Real estate sales                                                       $        6,973,724       6,817,306
     Club operations                                                                  1,356,045      1,302,119
     Patient service                                                                    679,535        654,409
     Rent                                                                               619,726        625,872
     Other                                                                               61,026        279,245
                                                                                    -------------- ------------

                               Total revenues                                         9,690,056      9,678,951
                                                                                    -------------- ------------

Costs and expenses:
     Real estate                                                                      5,574,156      4,518,355
     Club operations                                                                  1,201,383      1,295,405
     Patient service direct costs                                                       359,806        338,961
     Rental operations                                                                   98,218        108,620
     Other                                                                               41,682         24,460
     Selling, general and administrative                                              3,817,322      1,977,424
     Depreciation and amortization                                                      347,059        269,012
                                                                                    -------------- ------------

                               Total costs and expenses                              11,439,626      8,532,237
                                                                                    -------------- ------------

                               Operating income (loss)                               (1,749,570)     1,146,714
                                                                                    -------------- ------------

Other income (expense):
     Interest income                                                                    324,734        257,425
     Interest income, related party                                                      36,469         35,968
     Interest expense, including loan cost amortization                              (2,198,343)    (1,395,796)
     Interest expense, related party                                                 (1,382,654)      (201,712)
     Other, net                                                                         146,768          8,849
                                                                                    -------------- ------------

                               Net other expense                                     (3,073,026)    (1,295,266)
                                                                                    -------------- ------------

                               Loss before minority interests                        (4,822,596)      (148,552)

Minority interests in losses of consolidated subsidiaries                                265,095          5,547
                                                                                    -------------- ------------

                               Net loss                                      $       (4,557,501)      (143,005)
                                                                                    ============== ============

                               Net loss per share                                     $ (.72)           $ (.03)
                                                                                    ============== ============

Weighted average number of common shares outstanding                                  6,286,591      4,386,986
===============================================================================================================


See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

==================================================================================================================
                                                                                          1997            1996
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
         Net loss                                                                 $    (6,672,938)       (183,740)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
              Depreciation and amortization                                             1,436,275         831,612
              Related party interest expense not paid                                   2,398,185         326,805
              Related party interest income not collected                                 (72,537)       (301,606)
              Minority interests in losses                                               (252,716)        (39,223)
              Change in certain assets and liabilities, net of effect of acquisitions:
                    Decrease (increase) in real estate inventory                        2,557,834      (1,607,908)
                    Increase in accounts and notes receivable
                        and other assets                                                 (325,071)       (114,842)
                    Increase (decrease) in accounts payable and
                        other notes and liabilities                                    (6,186,567)        863,884
                                                                                     --------------- --------------

                                    Net cash used in operating
                                        activities                                     (7,117,535)       (225,018)
                                                                                     --------------- --------------

     Cash flows from investing activities:
         Decrease (increase) in restricted cash and investments                         2,927,236      (8,978,696)
         Purchase of property and equipment                                            (3,606,729)     (3,997,291)
         Loans to related parties                                                         (20,000)        (74,400)
         Collection of loans to related parties                                           298,434           546,834
         Investments and acquisitions, net of cash acquired                                     -        (326,565)
                                                                                     --------------- --------------

                                    Net cash used in investing                           (401,059)     (12,830,118)
                                        activities
                                                                                     --------------- --------------

                                    Subtotal, carried forward                          (7,518,594)     (13,055,136)
                                                                                     --------------- --------------


====================================================================================================================
                                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------------

                                    Subtotal, brought forward                $     (7,518,594)         (13,055,136)
                                                                                ------------------ -----------------

     Cash flows from financing activities:
         Proceeds from notes payable to bank and others                            14,833,266           27,796,481
         Repayment of notes payable to bank and others                            (20,568,177)         (21,901,068)
         Proceeds from loans from related parties                                  13,416,271            10,543,381
         Repayment of contract payable                                                      -           (1,500,000)
         Payment of loan fees                                                               -           (1,096,016)
         Sale of common shares                                                        400,003                    -
         Purchase of common shares                                                   (131,377)                   -
                                                                                ------------------ ---------------

                                    Net cash provided by
                                        financing activities                        7,949,986           13,842,778
                                                                                ------------------ ---------------

                                    Net increase in cash and
                                        cash equivalents                              431,392              787,642

     Cash and cash equivalents at beginning of period                               1,529,898              578,906
                                                                                ------------------ ---------------

     Cash and cash equivalents at end of period                              $      1,961,290            1,366,548
                                                                                ================== ===============


     Contribution to equity of notes and interest payable from
        stockholder, net of receivable                                                      -           21,663,015
==================================================================================================================


See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1.       BASIS OF PRESENTATION

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings (RGI/US) (see note 2).

For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan; which changed its name to Legend Properties, Inc. upon the effectiveness of the Merger. Therefore, as of December 31, 1996, the historical consolidated financial statements of Legend Properties, Inc. are those of RGI/US. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of June 30, 1997, Holdings owns approximately 79% of the outstanding common shares of Legend Properties, Inc.

The consolidated financial statements include the accounts of Legend Properties, Inc. and its subsidiaries (Legend or the Company). In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       ACQUISITION OF BANYAN

On April 12, 1996, an Agreement and Plan of Merger was executed among RGI/US, Holdings, and Banyan. Effective December 31, 1996, RGI/US was merged with and into Banyan. Banyan's certificate of incorporation was amended to convert each twenty-five shares of Banyan's issued and outstanding common stock into one issued and outstanding share (Reverse Split). Additionally, the name of Banyan was changed to Legend Properties, Inc. After giving effect to the Reserve Split, all outstanding shares of RGI/US were converted into 4,386,986 shares of Banyan's common stock. For accounting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan.

The purchase price of Banyan by RGI/US was calculated as follows:


    Banyan common shares outstanding at December 31, 1996       47,307,527
    Fair market value per share on or about April 12, 1996   $     0.46875
                                                             -------------
    Purchase price                                             $22,175,403
                                                             ==============

The business combination was accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. Results of operations of this acquired company have been included in the consolidated financial statements from the acquisition date.

The purchase price related to the acquisition was allocated as follows:


    Real estate inventory                $50,835,299
    Assets held for sale                   7,991,701
    Cash                                     477,000
    Other                                  2,215,000
                                         -----------
    Fair value of assets acquired         61,519,000
    Less liabilities                      39,344,000
                                         ------------
                                         $22,175,000
                                         ============


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

The unaudited pro forma consolidated statement of operations that follow give effect to the acquisition as if it had been consummated on January 1, 1996. The unaudited pro forma consolidated statement of operations is presented for informational purposes only and does not purport to represent what Legend's results of operations for the six months ended June 30, 1996 would have actually been had the acquisition, in fact, occurred on January 1, 1996, or Legend's results of operations for any future period.


      Total revenues                           $19,521,860
      Total costs and expenses                  20,725,485
                                              -------------
               Operating loss                  (1,203,625)
      Other expenses, net                      (3,611,291)
                                              -------------
               Net loss                        (4,814,916)
                                              =============


3.       BORROWINGS FROM AFFILIATES

Defaults

As of December 31, 1996, mortgage notes payable to Holdings with outstanding principal balances totaling $30,649,872 (the Loans) were in default due to the Company's failure to make certain interest payments when due. On June 30, 1997, a $4,000,000 unsecured note payable to Holdings, plus accrued interest of $415,320, matured. The Company did not repay the amounts, thereby causing the note to be in default. On or about August 13, 1997, the maturity date of the $4,000,000 note payable to Holdings was extended to December 31, 1997. The note payable will continue to accrue interest at LIBOR plus 1% (6.81% at June 30, 1997). On August 1, 1997, the Company received a notice of default from a third party lender, for a loan with an outstanding principal balance of approximately $9.4 million. The default was caused by a material adverse change in the financial condition of the principal guarantor of the loan; an affiliate of the Company's majority shareholder, RGI Holdings, Inc.; due to a restructuring.
The lender has requested that the Company cure the default by relacing the guarantor by September 1, 1997. On or about August 13, 1997, the Company's majority shareholder and/or an affiliate agreed to replace the principal guarantor of the loan, which will cure the event of the default.

Short-term borrowings

From January 1 to June 30, 1997, Legend had short-term borrowings from Holdings of approximately $13.4 million. In conjunction with the announcement of the settlement of the Delaware litigation (See Note 4, "Contingencies and Litigation"), Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at June 30, 1997). The principal amount available under this line of credit agreement was increased to $17.0 million in May, and then to $21.0 million in August. Draws on the $21.0 million line of credit mature on December 31, 1997, and are partially secured by a second mortgage on certain real estate inventory. Through August 10, 1997, Legend had borrowed approximately $16.96 million under the credit line. The proceeds were used to, among other things, pay certain amounts borrowed from Holdings during 1996 and the first quarter of 1997. The remaining proceeds were used to fund development, construction and operating costs associated with the properties, as well as outstanding merger costs and costs associated with the lawsuit.


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

On October 31, 1996, a lawsuit was filed in Delaware State court by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against certain of the directors and officers of Banyan. The plaintiffs have alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders. In addition, the plaintiffs alleged that the proxy statement utilized by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information.

On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions. Plaintiff filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Banyan had failed to properly consider acquisition proposals submitted by third parties to acquire Banyan. The amended complaint also claimed that purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted unlawful vote buying.

Certain of the plaintiffs in the Delaware action then filed an individual action in federal district court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (New York Action).

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

On April 15, 1997, the parties announced that they had reached a stipulation and settlement agreement to settle the Delaware litigation. As part of the settlement, Holdings agreed to, among other things: (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which would be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

On July 23, 1997, the Delaware Chancery Court rejected the settlement as proposed by the parties. In a memorandum opinion issued by the court, the Chancellor stated that he was unable to approve the proposed settlement because he was unable to conclude that the named plaintiffs were adequate class representatives. The Company is evaluating its options in light of the court's decision.

Legend's independent auditors in their report dated April 15, 1997, stated that they were unable to express, and did not express, an opinion on Legend's 1996 consolidated financial statements (the Disclaimer of Opinion). This inability was due to uncertainties regarding the resolution of certain matters raised in a class action lawsuit. The Independent Auditors' Report states that "because of the significance of the uncertainties regarding the lawsuit..., we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements". (See Part II -- Other Information "Item 1. Legal Proceedings").

Additionally, the Independent Auditors' Report states that "Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern".

The National Association of Securities Dealers (NASD) Marketplace Rules specify that "(a)nnual reports filed with the Association shall contain audited financial statements. Due to the aforementioned Disclaimer of Opinion, the Company was not in compliance with this filing requirement. The Company was granted a temporary exception from this standard through July 31, 1997, subject to the Company meeting certain conditions.

The Company was unable to meet those conditions, which included the delivery of an opinion on Legend's 1996 consolidated financial statements, by July 31, 1997. On July 31, 1997, the Company's common shares were removed from listing on Nasdaq's Small Cap Market. The Company's ability to re-commence trading is dependent upon, among other things, the satisfactory resolution of certain uncertainties surrounding the lawsuit. There can be no assurances that the Company will be able to either satisfactorily resolve the uncertainties, or re-commence trading of its common shares.


5.       STOCKHOLDERS' EQUITY

Changes in Securities

On April 30, 1997, the Company sold 34,130 shares of its common stock to Holdings at a per share price of $11.72, or $400,003. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not retain the services of an underwriter in connection with this transaction. On or about May 1, 1997, the Company purchased 20,000 shares of its common stock from an unrelated third party for $5.50 per share, or $110,000.

Changes in Authorized Shares

In July of 1997, the Company amended Article Fourth of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value.

6.       NEW ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier adoption is not permitted. When adopted, the Company will be required to restate its earnings per share data for all prior periods presented. In the opinion of management, the adoption of SFAS No. 128 will not have a material effect on the Company's calculation of earnings per share.

Reporting Comprehensive Income

In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997, including interim periods, and earlier adoption is permitted. When adopted, the Company will be required to reclassify its comparative income statements to report and display comprehensive income and its components for all prior periods presented. The Company does not anticipate adopting this statement earlier than required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, risks associated with new and future communities, competition, financing availability, fluctuations in interest rates or labor and material costs, government regulation, geographic concentration, natural risks and other matters. For a discussion of the factors affecting the Company's business plan, see the Company's 1996 Annual Report on Form 10-K/A--management's discussion and analysis--"factors affecting Legend's business plan." Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings (RGI/US).

For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. As of December 31, 1996, the historical consolidated financial statements of RGI/US became those of Legend Properties, Inc.

Legend's independent auditors in their report dated April 15, 1997, stated that they were unable to express, and did not express, an opinion on Legend's 1996 consolidated financial statements (the Disclaimer of Opinion). This inability was due to uncertainties regarding the resolution of certain matters raised in a class action lawsuit. The Independent Auditors' Report states that "because of the significance of the uncertainties regarding the lawsuit..., we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements". (See Part II -- Other Information "Item 1. Legal Proceedings").

Additionally, the Independent Auditors' Report states that "Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern".

The National Association of Securities Dealers (NASD) Marketplace Rules specify that "(a)nnual reports filed with the Association shall contain audited financial statements. Due to the aforementioned Disclaimer of Opinion, the Company was not in compliance with this filing requirement. The Company was granted a temporary exception from this standard through July 31, 1997, subject to the Company meeting certain conditions.

The Company was unable to meet those conditions, which included the delivery of an opinion on Legend's 1996 consolidated financial statements, by July 31, 1997. On July 31, 1997, the Company's common shares were removed from listing on Nasdaq's Small Cap Market. The Company's ability to re-commence trading is dependent upon, among other things, the satisfactory resolution of certain uncertainties surrounding the lawsuit. There can be no assurances that the Company will be able to either satisfactorily resolve the uncertainties, or re-commence trading of its common shares.

RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries, American Property Investments, Inc. (API) and Grand Harbor Associates, Inc. (GHA). API owns a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). RGI/US listed the Lynnwood Center for sale during 1996. GHA owns a 90% interest in Grand Harbor Property Holdings, Inc. (GHPH) , Oak Harbor Property Holdings Inc. and Quality Life Services, Ltd. (collectively OHPH), entities that own: (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre, adult retirement community also located in Vero Beach, Florida; and (iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor.

During 1996, operating results primarily consisted of the operations of Grand Harbor, Oak Harbor and the Lynnwood Center. Operating results for the six month period ended June 30, 1997 also include the operations of the Southbridge, Chapman's Landing and Laguna Seca Ranch projects owned by Banyan (now Legend). Currently, Legend intends to focus on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, Legend intends to develop and sell land parcels at Southbridge and Chapman's Landing. The Company's ability to fully implement its business plan is dependent on, among other things, the Company resolving the lawsuit in a satisfactory manner and securing construction financing related to certain developments on acceptable terms. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or obtain construction financing on acceptable terms. In connection with Legend's current plan to focus on these land and residential developments, Legend is marketing the Lynnwood Center and Laguna Seca Ranch properties for sale, and anticipates selling them by December 31, 1997.

The cash flow from operations for each of Legend's projects can differ substantially from reported earnings, depending on the status of the development cycle. At the Southbridge and Chapman's Landing properties, which are in the initial years of development, significant cash outlays are required for, among other things, land acquisition, obtaining zoning and other approvals, construction of amenities (including golf courses and club houses and recreation centers), model homes, sales and administrative facilities, major roads, utilities, general landscaping and interest. Since these initial costs are generally capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding operating cash flow. However, at the Grand Harbor and Oak Harbor properties, which have completed the initial years of development, operating cash flow can exceed earnings reported for financial statement purposes, as costs and expenses include charges for substantial amounts of previously expended and capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

Legend's cash and cash equivalents balance at June 30, 1997, and December 31, 1996, was $1,961,290 and $1,529,898, respectively. The increase in the first six months of 1997 is attributable to cash provided by financing activities of $7,949,986, partially offset by cash utilized in operating and investing activities of $7,117,535 and $401,059, respectively.

Cash Flows from Operating Activities: For the six months ended June 30, 1997, Legend utilized cash in operating activities of $7,117,535.

Cash utilized in operations in the six months ended June 30, 1997 was primarily due to the following:

        - Net losses of $6,672,938 for the six months ended June 30, 1997, due primarily to losses incurred at the Grand Harbor, Oak Harbor, Southbridge and Chapman's Landing developments. Sales at the Vero Beach, Florida developments (Grand Harbor and Oak

                Harbor) were less than anticipated, due primarily to a lower level of demand for new homes at these developments and similar-type developments in the Vero Beach area in the first six months of 1997, when compared to 1996. Additionally, net operating losses were incurred during the three months ended June 30, 1997, due primarily to seasonality, with the majority of sales occurring between the months of October and April. Due to delays caused during the Merger proceedings and by the litigation discussed below, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, and the Company was only able to close on six lot sales at these developments during the six months ended June 30, 1997;

        - An increase in other assets and accounts and notes receivable of $325,071 and a decrease in accounts payable and other liabilities of $6,186,567 for the six months ended June 30, 1997. These increases and decreases were generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, and prepaid expenses, and the collection of accounts and notes receivable. These amounts can vary significantly from month to month depending on the timing of the closing of sales and development and construction activity at each of Legend's properties. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual;

        - Construction and development costs incurred at Legend's development properties of $10,739,984 for the six months ended June 30, 1997. In Vero Beach, Florida the construction of residential units continued, including the completion of a 24 unit condominium building at Oak Harbor and the introduction of several new product types at Grand Harbor. Construction activities also continued at Southbridge, and six lots were delivered to builders in April. As of August 10, 1997, an additional four lots had been delivered to builders.

      Partially offset by the following:

        - Sales of 24 units and 22 units at Grand Harbor and Oak Harbor, respectively, and the sale of six lots to builders at Southbridge. Costs of real estate sales at Grand Harbor, Oak Harbor and Southbridge were $13,297,818 for the six months ended June 30, 1997;

        - Related party interest expense of $2,398,185 was not paid during the six months ended June 30, 1997. Legend has borrowed significant amounts from related parties, primarily RGI Holdings, Inc. (Holdings) over the last twelve months. As of December 31, 1996, and during the six months ended June 30, 1997, certain of Legend's loans from Holdings were in default and interest payments on these and other payables to Holdings were not made.

        - Depreciation and amortization expense was $1,436,275, related primarily to Grand Harbor and Oak Harbor. As of June 30, 1996, management decided to dispose of the Lynnwood Center and discontinued recording depreciation on the Lynnwood Center assets.

Cash Flows From Investing Activities: During the six months ended June 30, 1997 Legend utilized cash flow in investing activities of $401,059. The amount of cash flow utilized in investing activities for the six months ended June 30, 1997 was primarily due to Legend purchasing $3,606,729 of property and equipment partially offset by the release of restricted cash and investments of $2,927,236 during 1997. The additions to property and equipment occurred primarily at Oak Harbor, and substantially represented the construction of the Assisted Care Facility (ACF). The ACF is anticipated to be completed during the third quarter of 1997. At December 31, 1996, Legend had, among other things, restricted cash deposited with a lender for the construction of the ACF. As construction occurred on the ACF during the six months ended June 30, 1997, the lender released certain of these restricted amounts to Oak Harbor to fund the construction. Also, net customer deposits previously received for the rental and sale of real estate were released to Grand Harbor and Oak Harbor. In addition, Legend collected $298,434 of loans to related parties.

Cash Flows from Financing Activities: During the six months ended June 30, 1997, financing activities provided cash flow of $7,949,986, primarily due to proceeds of $28,249,537 on borrowings ($13,416,271 from a related party), offset by repayments of $20,568,177. Additionally, during the first six months of 1997, Legend paid $21,377 to purchase fractional shares which resulted from the December 31, 1996 reverse stock split, sold 34,130 shares of Legend common stock to Holdings at a per share price of $11.72, or $400,003, and purchased 20,000 shares of Legend common stock from an unrelated third party for $5.50 per share, or $110,000.

During the six months ended June 30, 1997, Legend borrowed $13,416,271 from Holdings and used the proceeds to fund operating and development costs and costs associated with the Merger and the lawsuit. In April of 1997, Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million. Subsequently, the principal amount available under this line of credit agreement was increased to $21.0 million. Through August 10, 1997, Legend had borrowed approximately $16.96 million under the credit line. The proceeds were used to, among other things, pay certain amounts borrowed from Holdings during 1996 and the first quarter of 1997. The remaining proceeds were used to fund development, construction and operating costs associated with the properties, as well as outstanding merger costs and costs associated with the lawsuit.

The Company borrowed an additional $14,833,266 ($10,047,704 at Grand Harbor and $4,785,562 at Oak Harbor), which was used primarily to "refinance" existing construction and development revolving loans, and to fund certain construction and development costs, such as the construction of new product types at Grand Harbor and the ACF at Oak Harbor. Repayments of $20,568,177 were primarily at Grand Harbor ($13,166,948) and Oak Harbor ($7,319,129), and were made from funds generated through the preceding refinancings and through sales of residential units and club memberships.

Historically, Legend has used internally generated funds, third party borrowings and funds from Holdings and affiliated entities for construction and development purposes. The business plan of Legend contemplates the continued development of Southbridge, Grand Harbor and Oak Harbor and the initiation of development activities at the Chapman's Landing project. There can be no assurances that the Company will be able to obtain sufficient funding from related parties or third parties to fully implement the Company's current business plan.

Legend's business plan for Southbridge, Chapman's Landing, Grand Harbor and Oak Harbor contemplates development expenses during the year ended December 31, 1997, of approximately $24 million. Legend has obtained the approximately $12 million of construction financing necessary for Grand Harbor and Oak Harbor, and anticipates obtaining construction financing, assuming the lawsuit is satisfactorily resolved, of approximately $11 million for Southbridge and Chapman's Landing. Legend anticipates that the additional $1 million needed to fund development expenses will be generated through additional borrowings under the $21.0 million line of credit from Holdings, the sale of the Lynnwood
Center and Laguna Seca Ranch properties or by operations. The Company's ability to fully implement its business plan is dependent upon, among other things, the Company resolving the lawsuit in a satisfactory manner and securing construction financing for the Southbridge and Chapman's Landing developments on acceptable terms. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or obtain construction financing on acceptable terms, if at all.

Management of Legend does not believe that its remaining cash and cash equivalents at June 30, 1997, will be sufficient to implement and complete its current business plan for each of its properties. To increase its cash resources, in addition to the $21.0 million funding from Holdings, Legend is marketing the Laguna Seca Ranch and the Lynnwood Center properties for sale in order to provide the Company additional funding for its planned development activities. The Company has signed purchase and sale agreements, subject to standard due diligence procedures, for both of these properties. The Company anticipates that both properties will be sold by December 31, 1997, for an aggregate of approximately $30 million. Additionally, Holdings and/or Affiliates have agreed to guarantee the repayment of a loan to a third party lender, which will result in the release of restricted cash held by the lender of approximately $4.2 million during 1997. The Company believes that if it is able to secure construction financing for the Southbridge and Chapman's Landing developments on acceptable terms, its cash resources will be sufficient to meet its liquidity needs for 1997. There can be no assurances that the Company will be able to complete the sales of the Laguna Seca Ranch and the Lynnwood Center properties or be able to obtain construction finacing on acceptable terms, if at all.

On April 15, 1997, the parties announced that they had reached a stipulation and settlement agreement to settle a lawsuit filed against the Company. The agreement was subject to, among other things, final court approval. On July 23, 1997, the Delaware Chancery Court rejected the settlement as proposed by the parties. In a memorandum opinion issued by the court, the Chancellor stated that he was unable to approve the proposed settlement because he was unable to conclude that the named plaintiffs were adequate class representatives. The Company is reviewing its options, in light of the court's decision.

Certain existing debt obligations are in default or mature on December 31, 1997 and in 1998. To fully implement its business plan and meet its estimated cash needs, the Company must restructure or refinance these obligations and obtain construction financing of approximately $11 million for the Southbridge and Chapman's Landing properties.

Until certain uncertainties related to the lawsuit are satisfactorily resolved, the Company anticipates that it will be unable to obtain construction financing for its Southbridge and Chapman's Landing properties or restructure or refinance its existing debt obligations. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit.



RESULTS OF OPERATIONS


Results of operations for the three and six months ended June 30, 1997, include the expenses of Southbridge, Chapman's Landing and Laguna Seca Ranch, whereas the results of operations for 1996 do not contain these results. As a result, Legend believes that its consolidated statement of operations for the three and six months ended June 30, 1997, are not comparable with its consolidated statement of operations for the three and six months ended June 30, 1996. To allow for comparability of period-to-period variances, the results of operations for the three and six months ended June 30, 1997, are compared to unaudited pro forma results of operations for the three and six months ended June 30, 1996 ("Pro Forma 1996"). The Pro Forma 1996 information has been prepared as if the acquisition of Banyan had been made on January 1, 1996.

Three months ended June 30, 1997 compared with the three months ended June 30, 1996


          for the three months ended                                           June 30,         June 30,
                                                                                  1997             1996
          ------------------------------------------------------------------------------------------------
          Revenues:
               Real estate sales                                          $    6,973,724        6,817,306
               Club operations                                                 1,356,045        1,302,119
               Patient service                                                   679,535          654,409
               Rent                                                              619,726          652,407
               Other                                                              61,026          279,245
                                                                             ---------------- ------------

                                         Total revenues                        9,690,056        9,705,486
                                                                             ---------------- ------------

          Costs and expenses:
               Real estate                                                     5,574,156        4,518,355
               Club operations                                                 1,201,383        1,295,405
               Patient service direct costs                                      359,806          338,961
               Rental operations                                                  98,218          253,603
               Other                                                              41,682           24,460
               Selling, general and administrative                             3,817,322        3,621,697
               Depreciation and amortization                                     347,059          274,415
                                                                             ---------------- ------------

                                         Total costs and expenses             11,439,626       10,326,896
                                                                             ---------------- ------------

                                         Operating loss                       (1,749,570)        (621,410)
                                                                             ---------------- ------------

          Other income (expense):
               Interest income                                                   324,734          312,484
               Interest income, related party                                     36,469           35,968
               Interest expense                                               (2,198,343)      (2,452,467)
               Interest expense, related party                                (1,382,654)        (630,303)
               Other, net                                                        146,768           71,940
                                                                             ---------------- ------------

                                         Net other expense                    (3,073,026)      (2,662,378)
                                                                             ---------------- ------------

                                         Loss before equity in
                                              income of investee              (4,822,596)      (3,283,788)
                                             and minority interests

          Equity in income of investee                                                 -            1,499

          Minority interests in losses of consolidated                           265,095            5,547
               subsidiaries
                                                                             ---------------- ------------

                                         Net loss                         $   (4,557,501)      (3,276,742)
                                                                             ---------------- ------------


Total revenues for the three months ended June 30, 1997, and for Pro Forma 1996 were $9,690,056 and $9,705,486, respectively. Real estate sales increased by $156,418 to $6,973,724 in 1997 from $6,817,306 in Pro Forma 1996. In the three months ended June 30, 1997, real estate sales at Grand Harbor, Oak Harbor and Southbridge were $4,314,611, $2,399,938 and $259,175, respectively, compared to sales of $6,817,306 at Grand Harbor in the comparable period of Pro Forma 1996. A total of 12 Grand Harbor residential units were sold during the three months ended June 30, 1997 at an average sale price of approximately $360,000 as compared to 19 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $358,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor. A total of 6 Oak Harbor units were sold during the three months ended June 30, 1997, at an average sale price of approximately $400,000. A total of 6 lots at Southbridge were sold during the three months ended June 30, 1997, at an average sale price of approximately $43,000. No lots were sold during the comparable period of the prior year at Southbridge. Overall occupancy at the Lynnwood Center at June 30, 1997 and 1996 was approximately 91%.

The average sales price of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from month to month depending upon the type of product sold and whether or not a previously owned unit was "traded in". Depending upon the product type, sales prices at Grand Harbor range from $165,000 to more than $500,000, and sales prices at Oak Harbor range from $205,000 to more than $600,000.

Due to delays incurred during the merger proceedings and by the lawsuit, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, and the Company was only able to close on six lot sales at Southbridge during the three months ended June 30, 1997. The Company currently has signed contracts or letters of intent to deliver approximately 750 lots over the next five years with a total sales value in excess of $30 million. Additionally, the Company has signed a letter of intent to deliver 150 acres to an entity associated with the owner of a minor league baseball team. The entity wants to build a minor league baseball stadium and entertainment complex on the site. As proposed, it would include, among other things, an 8,000 seat minor league ballpark, a baseball themed hotel and convention center, a 400,000-square-foot office building and a minor league hockey stadium. Although the Company anticipates that the letters of intent will be converted into signed contracts and result in sales, the letters of intent do not represent firm "sales contracts", and there can be no assurances that any sales will result from these or any other letters of intent, or that actions proposed by other third parties, will occur. In addition, the Company continues to negotiate with other builders for additional residential lot sales contracts.

Total costs and expenses increased $1,112,730 to $11,439,626 for the three months ended June 30, 1997, from $10,326,896 for Pro Forma 1996. The increase was primarily due to increased costs of real estate sales and general and administrative costs, partially offset by a decrease in the cost of rental operations.

Real estate sales gross margin as a percentage of real estate sales amounted to 20% for the three months ended June 30, 1997, compared to 34% for the comparable period in Pro Forma 1996. During 1997, costs associated with the sale of residential units at Oak Harbor and lot sales at Southbridge were also included whereas 1996 only included costs associated with sales at Grand Harbor. Gross margin percentages realized on the sale of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from period to period depending upon the type of product sold and whether or not a previously owned unit was "traded in". The gross margin on the lot sales at Southbridge during the period were 20%.

Selling, general and administrative (SG&A) expenses increased $195,625 to $3,817,322 for the three months ended June 30, 1997, from $3,621,697 in the same quarter of Pro Forma 1996. The increase was primarily due to an increase in SG&A expenses at the corporate office and at Oak Harbor. The Oak Harbor increases were due to the fact that the Oak Harbor sales organization was not fully operational in the first quarter of 1996. The increase in corporate office costs were due primarily to transition and legal costs associated with the merger and the related lawsuit of approximately $950,000, the costs associated with establishing a Legend corporate office in Seattle, offset by the savings realized by eliminating the Company's corporate office in Chicago.

Rental operation expenses decreased $155,385 to $98,218 for the three months ended June 30, 1997, from $253,603 in the same quarter of Pro Forma 1996. The Pro Forma 1996 amount includes costs of approximately $145,000 incurred by Banyan associated with operation of the 120 S. Spalding property, which was sold in April 1996.

Interest expense decreased $254,124 to $2,198,343 for the three months ended June 30, 1997, from $2,452,467 in Pro Forma 1996, and related party interest expense increased $752,351 to $1,382,654 for the three months ended June 30, 1997, from $630,303 in the same period in Pro Forma 1996. The decrease in interest expense is due to a shift in expense to related party in 1997, due primarily to Holdings purchasing $30.6 million of loans payable by Banyan from third parties in May of 1996, and the Merger of Banyan and RGI/US in December 1996, which resulted in the Loans being "related party" loans after the purchase date. The increase in related party interest expense is primarily due to the preceding plus borrowings of $11,181,102 from Holdings during the three months ended June 30, 1997.

The combination of the above changes resulted in a net loss of $4,557,501 ($0.72 per share) for the three months ended June 30, 1997, as compared to a net loss of $3,276,742 ($0.52 per share) for the same period in Pro Forma 1996.

Six months  ended June 30, 1997 compared with the six months ended June 30, 1996


          for the six months ended                                             June 30,         June 30,
                                                                                 1997             1996
          -----------------------------------------------------------------------------------------------

          Revenues:
               Real estate sales                                          $   17,304,362       13,178,354
               Club operations                                                 3,429,894        3,174,461
               Patient service                                                 1,353,459        1,288,125
               Rent                                                            1,250,752        1,476,769
               Other                                                             337,010          404,151
                                                                             ---------------- -------------

                                         Total revenues                       23,675,477       19,521,860
                                                                             ---------------- -------------

          Costs and expenses:
               Real estate                                                    13,297,818        9,249,477
               Club operations                                                 2,789,797        2,527,596
               Patient service direct costs                                      716,041          664,742
               Rental operations                                                 197,631          574,729
               Other                                                              65,767           44,896
               Selling, general and administrative                             7,637,485        6,991,918
               Depreciation and amortization                                     765,857          672,127
                                                                             ---------------- -------------

                                         Total costs and expenses             25,470,396       20,725,485
                                                                             ---------------- -------------

                                         Operating loss                       (1,794,919)      (1,203,625)
                                                                             ---------------- -------------

          Other income (expense):
               Interest income                                                   798,574          442,229
               Interest income, related party                                     72,537           72,537
               Interest expense                                               (3,837,860)      (4,999,471)
               Interest expense, related party                                (2,500,922)        (755,396)
               Other, net                                                        336,936          608,257
                                                                             ---------------- -------------

                                         Net other expense                    (5,130,735)      (4,631,844)
                                                                             ---------------- -------------

                                         Loss before equity in
                                              income of investee              (6,925,654)      (5,835,469)
                                           and minority interests

          Equity in income of investee                                                 -          981,330

          Minority interests in losses of consolidated                           252,716           39,223
               subsidiaries
                                                                             ---------------- -------------

                                         Net loss                         $   (6,672,938)      (4,814,916)
                                                                             ---------------- -------------


Total revenues for the six months ended June 30, 1997, and for Pro Forma 1996 were $23,675,477 and $19,521,860, respectively. Real estate sales increased by $4,126,008 to $17,304,362 in 1997 from $13,178,354 in the same period in Pro
Forma 1996. In the six months ended June 30, 1997, real estate sales at Grand Harbor, Oak Harbor and Southbridge were $8,878,247, $8,166,940 and $259,175, respectively, compared to sales of $13,178,354 at Grand Harbor in the comparable period of Pro Forma 1996. A total of 24 Grand Harbor residential units were sold during the six months ended June 30, 1997 at an average sale price of approximately $370,000 as compared to 36 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $366,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor. A total of 22 Oak Harbor units were sold during the six months ended June 30, 1997, at an average sale price of approximately $371,000. A total of 6 lots at Southbridge were sold during the six months ended June 30, 1997, at an average sale price of approximately $43,000. No lots were sold during the comparable period of the prior year at Southbridge. Overall occupancy at the Lynnwood Center at June 30, 1997 and 1996 was approximately 91%.

Total costs and expenses increased $4,744,911 to $25,470,396 for the six months ended June 30, 1997, from $20,725,485 for Pro Forma 1996. The increase was primarily due to increased costs of real estate sales and general and administrative costs, partially offset by a decrease in the cost of rental operations.

Real estate sales gross margin as a percentage of real estate sales amounted to 23% for the six months ended June 30, 1997, compared to 30% for the comparable period in Pro Forma 1996. During 1997, costs associated with the sale of residential units at Oak Harbor and lot sales at Southbridge were also included, whereas 1996 only included costs associated with sales at Grand Harbor. Gross margin percentages realized on the sale of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from period to period depending upon the type of product sold and whether or not a previously owned unit was "traded in". The gross margin on the lot sales at Southbridge during the period were 20%.

Selling, general and administrative (SG&A) expenses increased $645,567 to $7,637,485 for the six months ended June 30, 1997, from $6,991,918 in the same quarter of Pro Forma 1996. The increase was primarily due to an increase in SG&A expenses at the corporate office and at Oak Harbor. The Oak Harbor increases were due to the fact that the Oak Harbor sales organization was not fully operational for all of the first six months of 1996. The increase in corporate office costs were due primarily to transition and legal costs associated with the merger and the related lawsuit of approximately $950,000, the costs associated with establishing a Legend corporate office in Seattle, offset by the savings realized by eliminating the Banyan corporate office in Chicago.

Rental operation expenses decreased $377,098 to $197,631 for the six months ended June 30, 1997, from $574,729 in the same period of Pro Forma 1996. The Pro Forma 1996 amount includes costs of approximately $374,000 incurred by Banyan associated with operation of the 120 S. Spalding property, which was sold in April 1996.

Interest expense decreased $1,161,611 to $3,837,860 for the six months ended June 30, 1997, from $4,999,471 in Pro Forma 1996, and related party interest expense increased $1,745,526 to $2,500,922 for the six months ended June 30, 1997, from $755,396 in Pro Forma 1996. The decrease in interest expense is due to a shift in expense to related party in 1997, due primarily to Holdings purchasing $30.6 million of loans payable by Banyan from third parties in May of 1996, and the Merger of Banyan and RGI/US in December 1996, which resulted in the Loans being "related party" loans after the purchase date. The increase in related party interest expense is primarily due to the preceding plus borrowings of $13,416,271 from Holdings during the six months ended June 30, 1997.

The combination of the above changes resulted in a net loss of $6,672,938 ($1.06 per share) for the six months ended June 30, 1997, as compared to a net loss of $4,814,916 ($0.77 per share) for the same period in Pro Forma 1996.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 31, 1996, a lawsuit was filed in Delaware State court by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against certain of the directors and officers of Banyan. The plaintiffs have alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders. In addition, the plaintiffs alleged that the proxy statement utilized by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information.

On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware Court of Chancery on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions. Plaintiff filed a motion for preliminary injunction and an opening brief in support of that motion on November 15, 1996. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and adding additional factual allegations that Banyan had failed to properly consider acquisition proposals submitted by third parties to acquire Banyan. The amended complaint also claimed that purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted unlawful vote buying.

Certain of the plaintiffs in the Delaware action then filed an individual action in federal district court in New York against RGI/US, Holdings and Legend's president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (New York Action).

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

On April 15, 1997, the parties announced that they had reached a stipulation and settlement agreement to settle the Delaware Litigation. As part of the settlement, Holdings agreed to, among other things: (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which would be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

On July 23, 1997, the Delaware Chancery Court rejected the settlement as proposed by the parties. In a memorandum opinion issued by the court, the Chancellor stated that he was unable to approve the proposed settlement because he was unable to conclude that the named plaintiffs were adequate class representatives. The Company is reviewing its options in light of the court's decision.

Other than as noted in this Item, the Company is not aware of any other material pending legal proceedings as of August 10, 1997.

ITEM 2.  CHANGES IN SECURITIES

On April 30, 1997, the company sold 34,130 shares of its common stock to Holdings at a per share price of $11.72, or $400,003. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not retain the services of an underwriter in connection with this transaction. On or about May 1, 1997, the Company purchased 20,000 shares of its common stock from an unrelated third party for $5.50 per share, or $110,000.

Changes in Authorized Shares

In July of 1997, the Company amended Article Fourth of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1996, mortgage notes payable to Holdings with outstanding principal balances totaling $30,649,872 (the Loans) were in default due to the Company's failure to make certain interest payments when due. On June 30, 1997, a $4,000,000 unsecured note payable to Holdings, plus accrued interest of $415,320, matured. The Company did not repay the amounts, thereby causing the note to be in default. On or about August 13, 1997, the maturity date of the $4,000,000 note payable was extended to December 31, 1997. The note payable will continue to accrue interest at LIBOR plus 1% (6.81% at June 30, 1997). On August 1, 1997, the Company received a notice of default from a third party lender, for a loan with an outstanding principal balance of approximately
$9.4 million. The default was caused by a material adverse change in the financial condition of the principal guarantor of the loan; an affiliate of the Company's majority shareholder, RGI Holdings, Inc.; due to a restructuring. The lender has requested that the Company cure the default by replacing the guarantor by September 1, 1997. On or about August 13, 1997, The Company's majority shareholder and/or an affiliate agreed to replace the principal guarantor of the loan, which will cure the event of the default.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 30, 1997. The shareholders voted on the election of five directors to hold office until the next Annual Meeting of Shareholders. The shareholders voted to elect the following individuals:


                                     Votes For          Votes Withheld
                                     ---------          --------------
Walter E. Auch, Sr.                  5,615,386                  34,238
Robert M. Ungerleider                5,625,483                  24,141
Fred E. Welker, III                  5,626,499                  23,125
Kenneth L. Uptain                    5,626,279                  23,345
Jan Petter Storetvedt                5,626,220                  23,404


The shareholders also voted their concurrence with the selection of KPMG Peat Marwick LLP as the Company's principal independent accountants for the fiscal year ending December 31, 1997, voting as follows:


    Votes For          Votes Against                         Abstentions
    ---------          -------------                         -----------
    5,626,348                  8,676                              14,600



The shareholders also voted to amend Article Fourth of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value, voting as follows:


       Votes For              Votes Against                         Abstentions
       ---------              -------------                         -----------
       5,150,464                     19,204                              22,186


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT
NO.

2.1 Agreement and Plan of Merger, dated as of April 12, 1996 as amended and restated as of May 20, 1996, by and among RGI/US, RGI Holdings, Inc. and the Registrant, together with Amendment to Agreement and Plan of Merger dated as of September 17, 1996.(5)

3.1   Amended and Restated Certificate of Incorporation of the Registrant.(8)

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

10.6 Form of Second Loan Modification Agreement, by and between Legend Properties, Inc. and RGI Holdings, Inc. (SoGen Loan)(6)

10.7 Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgens Loan)(4)

10.8 Form of Second Loan Modification Agreement, by and between Legend Properties, Inc. and RGI Holdings, Inc. (Morgens Loan)(6)

10.9 Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.10 Master Construction Contract dated as of June 28, 1991 by and among GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St. David's, Ltd., GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA Newport, Ltd., GHA River Club, Ltd., GHA Coventry, Ltd. and Proctor Construction Company.(1)

10.11 Profit Sharing Agreement dated as of June 28, 1991 by and among Proctor Construction Company, Andlinger Properties Capital L.P. and Grand Harbor Associates, Inc.(1)

10.12 Stipulation and Agreement of Settlement dated April 15, 1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)(6)

10.13 Third Amendment to Administrative Services Agreement, dated March 31, 1997 by and between Banyan Management Corp. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)(5)

----------

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

(7) Incorporated by reference to Registrant's Report on Form 8-K dated April 15, 1997.

(8)   Filed with this report.


(b) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED JUNE 30, 1997:


      (1) A current report on Form 8-K was filed on April 16, 1997, disclosing the following:

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



Date:  August 14, 1997              LEGEND PROPERTIES, INC.


                                    By:  /s/ KENNETH L. UPTAIN
                                        ------------------------------
                                         Kenneth L. Uptain, President,
                                         Chief Executive Officer