Form 10-Q
period 1997-09-30
LEGEND PROPERTIES INC
filed 1997-11-12
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE

     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO____________.

                          COMMISSION FILE NUMBER 1-9885
                             LEGEND PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       36-3465359
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)



 13662 OFFICE PLACE, SUITE 201, WOODBRIDGE, VIRGINIA          22192
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (703) 680-2226
                                 ---------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]. NO [x].

        Shares of common stock outstanding as of November 10, 1997: 6,290,874.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1997 and December 31, 1996..................3

         Consolidated Statements of Operations for the Nine Months Ended September 30,
         1997 and 1996............................................................................4

         Consolidated Statements of Operations for the Three Months Ended September 30,
         1997 and 1996............................................................................5

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
         1997 and 1996............................................................................6

         Notes to Consolidated Financial Statements...............................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..............................................................................14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................24

Item 2.  Changes in Securities...................................................................26

Item 3.  Defaults Upon Senior Securities.........................................................26

Item 6.  Exhibits and Reports of Form 8-K........................................................27

Signatures ......................................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


======================================================================================================
                                                                          1997                  1996
------------------------------------------------------------------------------------------------------
                                     Assets
                                     ------
Real estate inventory                                                 $ 103,810,345         103,762,798
Assets held for sale                                                     25,451,424          25,436,375
Cash and cash equivalents                                                 5,777,108           1,529,898
Restricted cash and investments                                          15,519,682          22,491,305
Accounts and notes receivable                                             2,393,812           1,893,838
Receivables from related parties                                            100,000           1,987,481
Property and equipment, net                                              24,245,800          19,860,865
Intangible assets, net                                                    1,875,257           2,325,406
Other assets, net                                                         4,535,863           4,822,163
                                                                      ---------------------------------
                                                                      $ 183,709,291         184,110,129
                                                                      ---------------------------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Notes payable to banks and others                                     $  77,884,458          86,700,617
Payables to related parties                                              72,321,464          47,609,097
Accounts payable                                                          2,901,699           5,655,401
Other notes and liabilities                                              11,515,448          12,662,828

Minority interests                                                               --             492,910

Stockholders' equity :
    Common stock, $.01 par value. Authorized 10,000,000 shares;
        issued 6,311,678 and 6,277,548 shares and outstanding
        6,290,874 and 6,276,744 shares at September 30, 1997 and
        December 31, 1996, respectively                                      63,117              62,776
    Additional paid-in capital                                           44,171,993          43,793,708
    Accumulated deficit                                                 (25,027,572)        (12,855,892)
    Treasury stock, 20,804 and 804 shares of common stock at
        September 30, 1997 and December 31, 1996, respectively             (121,316)            (11,316)
                                                                      ---------------------------------

                          Total stockholders' equity                     19,086,222          30,989,276

Commitments and contingencies
------------------------------------------------------------------------------------------------------
                                                                      $ 183,709,291         184,110,129
======================================================================================================

See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


===========================================================================================
                                                                  1997               1996
-------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                        $ 23,675,536        14,863,965
    Club operations                                             4,516,694         4,160,552
    Patient service                                             2,042,804         1,949,261
    Rent                                                        1,876,587         1,858,659
    Other                                                         454,773           413,071
                                                             ------------------------------
                          Total revenues                       32,566,394        23,245,508
                                                             ------------------------------

Costs and expenses:
    Real estate                                                18,207,358        10,776,766
    Club operations                                             4,002,679         3,658,368
    Patient service direct costs                                1,084,305         1,010,599
    Rental operations                                             300,248           295,376
    Other                                                         114,640            72,617
    Selling, general and administrative                        11,814,220         5,262,744
    Depreciation and amortization                               1,281,913           895,015
                                                             ------------------------------
                          Total costs and expenses             36,805,363        21,971,485
                                                             ------------------------------
                          Operating income (loss)              (4,238,969)        1,274,023
                                                             ------------------------------

Other income (expense):
    Interest income                                             1,160,694           448,709
    Interest income, related party                                 73,339           109,407
    Interest expense, including loan cost
        amortization                                           (5,952,982)       (4,077,241)
    Interest expense, related party                            (4,112,385)         (568,517)
    Other, net                                                    645,907           247,613
                                                             ------------------------------
                          Net other expense                    (8,185,427)       (3,840,029)
                                                             ------------------------------
                          Loss before minority
                             interests                        (12,424,396)       (2,566,006)
Minority interests in losses of consolidated
    subsidiaries                                                  252,716           285,678
                                                             ------------------------------
                          Net loss                           $(12,171,680)       (2,280,328)
                                                             ------------------------------
                          Net loss per share                 $      (1.94)      $      (.52)
                                                             ------------------------------
Weighted average number of common shares
    outstanding                                                 6,284,788         4,386,986
===========================================================================================

See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


==========================================================================================

                                                                  1997              1996
------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                        $  6,371,174        1,685,611
    Club operations                                             1,086,800          986,091
    Patient service                                               689,345          661,136
    Rent                                                          625,835          613,984
    Other                                                         117,763            8,920
                                                             -----------------------------

                          Total revenues                        8,890,917        3,955,742
                                                             -----------------------------

Costs and expenses:
    Real estate                                                 4,909,540        1,527,289
    Club operations                                             1,212,882        1,130,772
    Patient service direct costs                                  368,264          345,857
    Rental operations                                             102,617           95,035
    Other                                                          48,873           27,721
    Selling, general and administrative                         4,176,735        1,449,224
    Depreciation and amortization                                 516,056          233,695
                                                             -----------------------------

                          Total costs and expenses             11,334,967        4,809,593
                                                             -----------------------------

                          Operating loss                       (2,444,050)        (853,851)
                                                             -----------------------------

Other income (expense):
    Interest income                                               362,120           71,892
    Interest income, related party                                    802           36,870
    Interest expense, including loan cost
        amortization                                           (2,115,122)      (1,477,661)
    Interest expense, related party                            (1,611,463)        (241,712)
    Other, net                                                    308,971          121,419
                                                             -----------------------------

                          Net other expense                    (3,054,692)      (1,489,192)
                                                             -----------------------------

                          Loss before minority
                             interests                         (5,498,742)      (2,343,043)

Minority interests in losses of consolidated
    subsidiaries                                                       --          246,455
                                                             -----------------------------
                          Net loss                           $ (5,498,742)      (2,096,588)
                                                             =============================

                          Net loss per share                 $       (.87)      $     (.48)
                                                             =============================

Weighted average number of common shares
    outstanding                                                 6,290,874        4,386,986
==========================================================================================

See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



=====================================================================================
                                                            1997               1996
-------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                           $(12,171,680)       (2,280,328)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                      2,341,248         1,365,968
       Related party interest expense not paid            4,009,647           581,184
       Related party interest income not
          collected                                         (72,537)         (109,671)
       Minority interests in losses                        (252,716)         (285,678)
       Change in certain assets and liabilities,
          net of effect of acquisitions:
             Decrease (increase) in real estate
               inventory                                  1,212,472        (7,041,495)
             Increase in accounts and notes
               receivable and other assets               (1,622,112)       (3,345,968)
             Increase (decrease) in accounts
               payable and other notes and
               liabilities                               (3,901,082)        4,523,179
                                                       ------------------------------

                         Net cash used in
                             operating activities       (10,456,760)       (6,592,809)
                                                       ------------------------------

Cash flows from investing activities:
    Decrease (increase) in restricted cash and
       investments                                        6,971,623        (8,123,702)
    Purchase of property and equipment                   (4,701,274)       (7,872,254)
    Loans to related parties                                (20,000)       (1,088,555)
    Collection of loans to related parties                  298,434           583,403
    Investments and acquisitions, net of cash
       acquired                                                  --           104,540
                                                       ------------------------------

                         Net cash provided by
                             (used in) investing
                             activities                   2,548,783       (16,396,568)
                                                       ------------------------------

                         Subtotal, carried
                             forward                   $ (7,907,977)      (22,989,377)
                                                       ------------------------------

==========================================================================================
                                                                1997              1996
------------------------------------------------------------------------------------------
                             Subtotal, brought
                                 forward                    $ (7,907,977)      (22,989,377)
                                                            ------------------------------

    Cash flows from financing activities:
        Proceeds from notes payable to bank and
           others                                             16,958,491        39,670,134
        Repayment of notes payable to bank and others        (25,774,650)      (25,905,598)
        Proceeds from loans from related parties              20,702,720        12,067,576
        Repayment of contract payable                                 --        (1,500,000)
        Payment of loan fees                                          --        (1,096,016)
        Sale of common shares                                    400,003                --
        Purchase of common shares                               (131,377)               --
                                                            ------------------------------

                             Net cash provided by
                                 financing activities         12,155,187        23,236,096
                                                            ------------------------------

                             Net increase in cash
                                 and cash equivalents          4,247,210           246,719

    Cash and cash equivalents at beginning of period           1,529,898           578,906
                                                            ------------------------------

    Cash and cash equivalents at end of period              $  5,777,108           825,625
                                                            ------------------------------


    Contribution to equity of notes and interest
       payable from stockholder, net of receivable          $         --        21,663,015
==========================================================================================

See accompanying notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                             LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.       BASIS OF PRESENTATION

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings (RGI/US) (see note 2).

For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan; which changed its name to Legend Properties, Inc. upon the effectiveness of the Merger. Therefore, as of December 31, 1996, the historical consolidated financial statements of Legend Properties, Inc. are those of RGI/US. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of September 30, 1997, Holdings owns approximately 79% of the outstanding common shares of Legend Properties, Inc.

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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       1996 ACQUISITION

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

The purchase price of Banyan by RGI/US was calculated as follows:


   Banyan common shares outstanding at December 31, 1996          47,307,527
   Fair market value per share on or about April 12, 1996        $   0.46875
                                                                 -----------
   Purchase price                                                $22,175,403
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

The unaudited pro forma consolidated statement of operations for the nine months ended September 30, 1996 that follow give effect to the acquisition as if it had been consummated on January 1, 1996. The unaudited pro forma consolidated statement of operations is presented for informational purposes only and does not purport to represent what Legend's results of operations for the nine months ended September 30, 1996 would have actually been had the acquisition, in fact, occurred on January 1, 1996, or Legend's results of operations for any future period.

         Total revenues                        $ 23,478,101
         Total costs and expenses                27,232,505
                                               ------------
                  Operating loss                 (3,754,404)
         Other expenses, net                     (5,997,648)
                                               ============
                  Net loss                       (9,752,052)
                                               ============

3.       1997 ACQUISITION

In July 1997, Grand Harbor Associates, Inc. (GHAI), a wholly-owned subsidiary of the Company which owned 90% of the various corporations and partnerships that own Grand Harbor, Oak Harbor and Royal Palm Convalescent Center in Vero Beach, Florida (collectively, the Florida Entities), acquired the remaining 10% of the Florida Entities. The Florida Entities were purchased from Grand Harbor Development Company (GHDC), a corporation majority owned by Don Proctor, in exchange for the cancellation of a note receivable of $1,462,770 plus accrued interest of $218,814, payable to GHAI from GHDC. Don Proctor is the majority shareholder of Proctor Construction Company, which has an exclusive contract to provide development and construction services at Grand Harbor and Oak Harbor. Mr. Proctor was an officer of Grand Harbor Property Holdings, Inc., a subsidiary of the Company, until his resignation in June 1997.

The transaction was accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values.

4.       BORROWINGS

Defaults

As of December 31, 1996, mortgage notes payable to Holdings with outstanding principal balances totaling $30,649,872 (the Loans) were in default due to the Company's failure to make certain interest payments when due. On June 30, 1997, a $4,000,000 unsecured note payable to Holdings, plus accrued interest of $415,320, matured. The Company did not repay the amounts, thereby causing the note to be in default. In August 1997, the maturity date of the $4,000,000 note payable to Holdings was extended to December 31, 1997. The note payable continues to accrue interest at LIBOR plus 1% (6.81% at September 30, 1997). On August 1, 1997, the Company received a notice of default from a third party lender, for a loan with an outstanding principal balance of approximately $9.4 million. The default was caused by a material adverse change in the financial condition of the principal guarantor of the loan; an affiliate of the Company's majority shareholder, RGI Holdings, Inc.; due to a restructuring. The lender requested that the Company cure the default by replacing the guarantor by September 1, 1997. In August 1997, the Company's indirect majority shareholder agreed to be added as a guarantor of the loan, which cured the event of default.

Short-term borrowings

From January 1 to September 30, 1997, Legend had short-term borrowings from Holdings of approximately $20.7 million. In conjunction with the announcement of the settlement of the Delaware litigation (See Note 5, "Contingencies and Litigation"), Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at September 30, 1997). The principal amount available under this line of credit agreement was increased to $17.0 million in May, and then to $21.0 million in August. Draws on the $21.0 million line of credit mature on April 1, 1999, and are partially secured by a second mortgage on certain real estate inventory. Through November 10, 1997, Legend had borrowed substantially all of the available credit line. The proceeds were used to, among other things, repay $2.6 million to Holdings for advances previously made to Legend during 1996 and the first quarter of 1997. The remaining proceeds were used to fund development, construction and operating costs associated with the properties, as well as costs associated with the merger, relocations and Delaware litigation.


5.    CONTINGENCIES AND LITIGATION

Legend has significant related party indebtedness maturing in 1997 and will not be able to satisfy these obligations without restructuring or refinancing. However, due to the uncertainty related to the litigation described in this note, Legend is unable to satisfactorily negotiate such transactions. Management believes that if the litigation is satisfactorily resolved in the near term, this related party debt can be restructured to enable its obligations to be met. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or be able to restructure the debt on acceptable terms, if at all.

On October 31, 1996, a class action lawsuit was filed in Delaware Court of Chancery by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against certain of the directors and officers of Banyan. Plaintiffs alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders. In addition, the plaintiffs alleged that the proxy statement utilized by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information. The parties subsequently engaged on discovery, including producing and reviewing documents and taking depositions.

On November 13, 1996, another Banyan stockholder also filed a class action lawsuit in Delaware Court of Chancery asserting allegations substantially similar to those in the action filed on October 31. The two lawsuits were ultimately consolidated by the Court on December 11, 1996 under the case number C.A. No. 15287.

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

On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs alleged that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) Banyan had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The Delaware Court subsequently scheduled a hearing on the plaintiffs' application for relief under
Section 225 for March 4, 1997. The parties engaged in discovery incident to that application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiffs' class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without a further date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.

On April 14, 1997, plaintiffs served the Second Consolidated Amended and Supplemental Complaint. This pleading repeated the allegations of the Consolidated Amended and Supplemental Complaint, added the claims underlying plaintiffs' Application pursuant to Section 225 and added Holdings and RGI/US as the defendants.

On April 15, 1997, the parties to the Delaware litigation entered into a Stipulation and Settlement Agreement. As part of the settlement, Holdings agreed to, among other things: (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997;
(iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which would be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

After notice to the class of the settlement, the Court held a hearing on June 19, 1997 to consider approval of the Settlement. By a Memorandum Opinion dated July 23, 1997, the Court declined to approve the proposed settlement. Thereafter, the parties engaged in further negotiations seeking to resolve the claims asserted in Delaware on a mutually satisfactory basis, consistent with the issues raised by the Court in its Memorandum Opinion.

     On September 17, 1997, the parties to the Delaware litigation entered into a Second Stipulation and Agreement of Settlement (Amended Settlement). As part of the Amended Settlement, Legend and Holdings agreed to fund a settlement of $1,200,000. The $1,200,000, less certain fees and expenses that may be allowed by the Court, is to be distributed, on a proof of claim basis, to Banyan shareholders, other than the defendants, as of December 31, 1996, the date that the Merger was effective. In addition, Holdings agreed to, among other things:
(i) defer interest due on the Loans until December 31, 1998; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1998; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $21 million, $2.6 million of which would be utilized to repay Holdings for advances previously made to Legend.

Notice to the class of the settlement was made by personal notice and summary notice by publication on or before October 13, 1997. The Court has set a hearing for November 13, 1997, to consider approval of the revised settlement.

The same plaintiffs whom filed the Delaware action on October 31, 1996, have filed an individual action in the United States District Court for New York, Southern District, against RGI/US, Holdings and Legend's then president, Kenneth
L. Uptain, alleging, among other things, that certain purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted an illegal tender offer.

Legend's independent auditors in their report dated April 15, 1997, stated that they were unable to express, and did not express, an opinion on Legend's 1996 consolidated financial statements (the Disclaimer of Opinion). This inability was due to uncertainties regarding the resolution of certain matters raised in a class action lawsuit. The Independent Auditors' Report states that "(b)ecause of the significance of the uncertainties regarding the lawsuit ...., we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements"(See Part II - Other Information "Item 1. Legal Proceedings").

Additionally, the Independent Auditors' Report states that "Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern".

The National Association of Securities Dealers (NASD) Marketplace Rules specify that "(a)nnual reports filed with the Association shall contain audited financial statements". Due to the aforementioned Disclaimer of Opinion, the Company was not in compliance with this filing requirement. The Company was granted a temporary exception from this standard through July 31, 1997, subject to the Company meeting certain conditions.

The Company was unable to meet those conditions, which included the delivery of an opinion on Legend's 1996 consolidated financial statements, by July 31, 1997. On July 31, 1997, the Company's common shares were removed from listing on Nasdaq's Small Cap Market.

6.    STOCKHOLDERS' EQUITY


Changes in Authorized Shares

In July of 1997, the Company amended Article Fourth of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value.

7.    NEW ACCOUNTING PRONOUNCEMENTS

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

Reporting Comprehensive Income

In September of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997, including interim periods, and earlier adoption is permitted. When adopted, the Company will be required to reclassify its comparative income statements to report and display comprehensive income and its components for all prior periods presented. The Company does not anticipate adopting this statement earlier than required.

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

RGI/US owned, operated and developed real estate through its wholly-owned subsidiaries, American Property Investments, Inc. (API) and Grand Harbor Associates, Inc. (GHA). API owns a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). RGI/US listed the Lynnwood Center for sale during 1996. GHA owns Grand Harbor Property Holdings, Inc. (GHPH), Oak Harbor Property Holdings Inc. and Quality Life Services, Ltd. (collectively
OHPH), entities that own: (i) Grand Harbor, a 772-acre residential golf community development project located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre, adult retirement community also located in Vero Beach, Florida; and
(iii) the Royal Palm Convalescent Center, a skilled nursing center licensed for 72 beds and located in Vero Beach, Florida in close proximity to Oak Harbor.

Legend's independent auditors in their report dated April 15, 1997, stated that they were unable to express, and did not express, an opinion on Legend's 1996 consolidated financial statements (the Disclaimer of Opinion). This inability was due to uncertainties regarding the resolution of certain matters raised in a class action lawsuit. The Independent Auditors' Report states that "(b)ecause of the significance of the uncertainties regarding the lawsuit ...., we are unable to express, and we do not express, an opinion on the 1996 consolidated financial statements"(See Part II - Other Information "Item 1. Legal Proceedings").

Additionally, the Independent Auditors' Report states that "Legend Properties, Inc. has substantial indebtedness maturing in 1997 and does not have sufficient resources to satisfy these obligations without restructuring or refinancing certain of this indebtedness. These matters raise substantial doubt about the ability of Legend Properties, Inc. to continue as a going concern".

The National Association of Securities Dealers (NASD) Marketplace Rules specify that "(a)nnual reports filed with the Association shall contain audited financial statements". Due to the aforementioned Disclaimer of Opinion, the Company was not in compliance with this filing requirement. The Company was granted a temporary exception from this standard through July 31, 1997, subject to the Company meeting certain conditions.

The Company was unable to meet those conditions, which included the delivery of an opinion on Legend's 1996 consolidated financial statements, by July 31, 1997. On July 31, 1997, the Company's common shares were removed from listing on Nasdaq's Small Cap Market.

During 1996, operating results primarily consisted of the operations of Grand Harbor, Oak Harbor and the Lynnwood Center. Operating results for the nine month period ended September 30, 1997 also include the operations of the Southbridge, Chapman's Landing and Laguna Seca Ranch projects owned by Banyan (now Legend). In July 1997, Grand Harbor Associates, Inc. (GHAI), a wholly-owned subsidiary of the Company which owned 90% of the various corporations and partnerships that own Grand Harbor, Oak Harbor and Royal Palm Convalescent Center in Vero Beach, Florida (collectively the Florida Entities), acquired the remaining 10% of the Florida Entities. The 10% of the Florida Entities were purchased from Grand Harbor Development Company (GHDC), a corporation majority owned by Don Proctor, in exchange for the cancellation of a note receivable of $1,462,770 plus accrued interest of $218,814, payable to GHAI from GHDC. Don Proctor is the majority shareholder of Proctor Construction Company, which has an exclusive contract to provide development and construction services at Grand Harbor and Oak Harbor. Mr. Proctor was an officer of Grand Harbor Property Holdings, Inc., a subsidiary of the Company, until his resignation in June 1997.

Currently, Legend intends to focus on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, Legend intends to develop and sell land parcels at Southbridge and Chapman's Landing. The Company's ability to fully implement its business plan is dependent on, among other things, the Company resolving the lawsuit in a satisfactory manner and securing construction financing related to certain developments on acceptable terms. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or obtain construction financing on acceptable terms. In connection with Legend's current plan to focus on these land and residential developments, Legend is marketing the Lynnwood Center and Laguna Seca Ranch properties for sale, and anticipates selling them by December 31, 1997. The Company has signed purchase and sales agreements, subject to standard due diligence procedures, for both of these properties. The Company anticipates that both properties will be sold by December 31, 1997, for more than $30 million. There can be no assurances that the Company will be able to complete the sales of the properties for more than $30 million by December 31, 1997.

The cash flow from operations for each of Legend's projects can differ substantially from reported earnings, depending on the status of the development cycle. At the Oak Harbor, Southbridge and Chapman's Landing properties, which are in the initial years of development, significant cash outlays are required for, among other things, obtaining zoning and other approvals, construction of amenities (including golf courses and club houses and recreation centers), model homes, sales and administrative facilities, major roads, utilities, general landscaping and interest. Since these initial costs are generally capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding operating cash flow. However, at the Grand Harbor property, which has completed the initial years of development, operating cash flow can exceed earnings reported for financial statement purposes, as costs and expenses include charges for substantial amounts of previously expended and capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

Legend's cash and cash equivalents balance at September 30, 1997, and December 31, 1996, was $5,777,108 and $1,529,898, respectively. The increase in the first nine months of 1997 is attributable to cash provided by financing and investing activities of $12,155,187 and 2,548,783, respectively, partially offset by cash utilized in operating activities of $10,456,760.

Cash Flows from Operating Activities: For the nine months ended September 30, 1997, Legend utilized cash in operating activities of $10,456,760.

Cash utilized in operations in the nine months ended September 30, 1997 was primarily due to the following:

        o Net losses of $12,171,680 for the nine months ended September 30, 1997, due primarily to losses recorded at the Grand Harbor, Oak Harbor, Southbridge and Chapman's Landing developments, as well as corporate overhead expenses. Sales at the Vero Beach, Florida developments (Grand Harbor and Oak Harbor) were less than anticipated, due primarily to a lower level of demand for new homes at these developments and similar-type developments in the Vero Beach area in the first nine months of 1997, when compared to 1996.

                Due to delays caused during the Merger proceedings and by the litigation discussed below, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, and the Company was only able to close on ten lot sales at these developments during the nine months ended September 30, 1997. Corporate overhead expenses included costs associated with the merger and related lawsuit, as well as costs related to the formation of and transistion to corporate offices in Seattle and suburban Washington D.C.

        o An increase in other assets and accounts and notes receivable of $1,622,112 and a decrease in accounts payable and other liabilities of $3,901,082 for the nine months ended September 30, 1997. These increases and decreases were generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, and prepaid expenses, and the collection of accounts and notes receivable. These amounts can vary significantly from month to month depending on the timing of the closing of sales and development and construction activity at each of Legend's properties. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

        o Construction and development costs recorded at Legend's development properties of $16,994,886 for the nine months ended September 30, 1997. In Vero Beach, Florida the construction of residential units continued, including the completion of a 24 unit condominium building at Oak Harbor and the introduction of several new product types at Grand Harbor. Construction activities also continued at Southbridge, and ten lots were delivered to builders through September 30, 1997.

      Partially offset by the following:

        o Sales of 37 units and 24 units at Grand Harbor and Oak Harbor, respectively, and the sale of 10 lots to builders at Southbridge. Costs of real estate sales at Grand Harbor, Oak Harbor and Southbridge were $18,207,358 for the nine months ended September 30, 1997.

        o Related party interest expense of $4,009,647 was not paid during the nine months ended September 30, 1997. Legend has borrowed significant amounts from related parties, primarily RGI Holdings, Inc. (Holdings) over the last twelve months. As of December 31, 1996, and during the nine months ended September 30, 1997, certain of Legend's loans from Holdings were in default and interest payments on these and other payables to Holdings were not made.

        o Depreciation and amortization expense was $2,341,248, related primarily to Grand Harbor and Oak Harbor. As of June 30, 1996, management decided to dispose of the Lynnwood Center and discontinued recording depreciation on the Lynnwood Center assets.

Cash Flows From Investing Activities: During the nine months ended September 30, 1997 Legend generated cash flow from investing activities of $2,548,783. The amount of cash flow utilized in investing activities for the nine months ended September 30, 1997 was primarily due to Legend purchasing $4,701,274 of property and equipment offset by the release of restricted cash and investments of $6,971,623 during 1997. The additions to property and equipment occurred primarily at Oak Harbor, and substantially represented the construction of the Assisted Care Facility (ACF). The ACF was completed during the third quarter of 1997. At December 31, 1996, Legend had, among other things, restricted cash deposited with a lender for the construction of the ACF. As construction occurred on the ACF during the nine months ended September 30, 1997, the lender released certain of these restricted amounts to Oak Harbor to fund the construction. Also, net customer deposits previously received for the rental and sale of real estate were released to Grand Harbor and Oak Harbor. Additionally, Legend's indirect majority shareholder agreed to guarantee the repayment of a loan to a third party lender, which resulted in the release of restricted cash held by the lender of approximately $4.3 million during the third quarter of 1997. Legend also collected $298,434 of loans to related parties.

Cash Flows from Financing Activities: During the nine months ended September 30, 1997, financing activities provided cash flow of $12,155,187, primarily due to proceeds of $37,661,211 on borrowings ($20,702,720 from a related party), offset by repayments of $25,774,650. Additionally, during the first nine months of 1997, Legend paid $21,377 to purchase fractional shares which resulted from the December 31, 1996 reverse stock split, sold 34,130 shares of Legend common stock to Holdings at a per share price of $11.72, or $400,003, and purchased 20,000 shares of Legend common stock from an unrelated third party for $5.50 per share, or $110,000.

During the nine months ended September 30, 1997, Legend borrowed $20,702,720 from Holdings and used the proceeds to fund operating and development costs and costs associated with the Merger and the lawsuit. In April of 1997, Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million. Subsequently, the principal amount available under this line of credit agreement was increased to $21.0 million. Through November 10, 1997, Legend had borrowed substantially all of the available credit line. The proceeds were used to, among other things, repay $2.6 million to Holdings for advances previously made to Legend during 1996 and the first quarter of 1997. The remaining proceeds were used to fund development, construction and operating costs associated with the properties, as well as costs associated with the merger, relocations and Delaware litigation.


The Company borrowed an additional $16,958,491 ($11,457,231 at Grand Harbor and $5,501,260 at Oak Harbor) from third parties, which was used primarily to "refinance" existing construction and development revolving loans, and to fund certain construction and development costs, such as the construction of new product types at Grand Harbor and the ACF at Oak Harbor. Repayments of $25,774,650 were primarily at Grand Harbor ($17,294,924) and Oak Harbor ($8,223,175), and were made from funds generated through the preceding refinancings and through sales of residential units and club memberships.

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

Legend's business plan for Southbridge, Chapman's Landing, Grand Harbor and Oak Harbor contemplates development expenses during the year ending December 31, 1997, of approximately $17.5 million. Legend has obtained from third parties the approximately $12 million of construction financing necessary for Grand Harbor and Oak Harbor, and anticipates obtaining third party construction financing, assuming the lawsuit is satisfactorily resolved, of approximately $4 million for Southbridge and Chapman's Landing. Legend anticipates that the additional $1.5 million needed to fund development expenses will be generated through the sale of the Lynnwood Center and Laguna Seca Ranch properties or by operations. The Company's ability to fully implement its business plan for each of its properties is dependent upon, among other things, the Company resolving the lawsuit in a satisfactory manner and securing construction financing for the Southbridge and Chapman's Landing developments on acceptable terms. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or obtain construction financing on acceptable terms, if at all.

Management of Legend does not believe that its remaining cash and cash equivalents at September 30, 1997, will be sufficient to implement and complete its current business plan for each of its properties. To increase its cash resources, Legend is marketing the Laguna Seca Ranch and the Lynnwood Center properties for sale in order to provide the Company additional funding for its planned development activities. The Company has signed purchase and sale agreements, subject to standard due diligence procedures, for both of these properties. The Company anticipates that both properties will be sold by December 31, 1997, for an aggregate of more than $30 million. The Company believes that if it is able to sell the preceeding properties, restructure certain of its existing debt obligations and secure construction financing for the Southbridge and Chapman's Landing developments on acceptable terms, its cash resources will be sufficient to meet its liquidity needs for 1997 and 1998. There can be no assurances that the Company will be able to complete the sales of the Laguna Seca Ranch and the Lynnwood Center properties, be able to restructure certain of its existing debt obligations or be able to obtain construction financing on acceptable terms, if at all.

Certain existing debt obligations are in default or mature on December 31, 1997 and in 1998. To fully implement its business plan and meet its estimated cash needs, the Company must, among other things, restructure or refinance these obligations and obtain construction financing of approximately $11 million for the Southbridge and Chapman's Landing properties.

Until uncertainties related to the lawsuit are satisfactorily resolved, the Company anticipates that it will be unable to obtain construction financing for its Southbridge and Chapman's Landing properties or restructure or refinance it existing debt obligations. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or be able to resructure or refinance its existing debt obligations.



RESULTS OF OPERATIONS


Results of operations for the three and nine months ended September 30, 1997, include the expenses of Southbridge, Chapman's Landing and Laguna Seca Ranch, whereas the results of operations for 1996 do not contain these results. As a result, Legend believes that its consolidated statement of operations for the three and nine months ended September 30, 1997, are not comparable with its consolidated statement of operations for the three and nine months ended September 30, 1996. To allow for comparability of period-to-period variances, the results of operations for the three and nine months ended September 30, 1997, are compared to unaudited pro forma results of operations for the three and nine months ended September 30, 1996 ("Pro Forma 1996"). The Pro Forma 1996 information has been prepared as if the acquisition of Banyan had been made on January 1, 1996.

Three months ended September 30, 1997 compared with the three months ended September 30, 1996


         ====================================================================================
         for the three months ended                                          Proforma
                                                                September    September
                                                                 30, 1997    30, 1996
         ------------------------------------------------------------------------------------
         Revenues:
             Real estate sales                                $  6,371,174        1,685,611
             Club operations                                     1,086,800          986,091
             Patient service                                       689,345          661,136
             Rent                                                  625,835          614,483
             Other                                                 117,763            8,920
                                                              -----------------------------

                                   Total revenues                8,890,917        3,956,241
                                                              -----------------------------

         Costs and expenses:
             Real estate                                         4,909,540        1,527,289
             Club operations                                     1,212,882        1,130,772
             Patient service direct costs                          368,264          345,857
             Rental operations                                     102,617           92,235
             Other                                                  48,873           27,721
             Selling, general and administrative                 4,176,735        3,144,048
             Depreciation and amortization                         516,056          239,098
                                                              -----------------------------

                                   Total costs and
                                      expenses                  11,334,967        6,507,020
                                                              -----------------------------

                                   Operating loss               (2,444,050)      (2,550,779)
                                                              -----------------------------

         Other income (expense):
             Interest income                                       362,120          130,629
             Interest income, related party                            802           36,870
             Interest expense                                   (2,115,122)      (2,052,726)
             Interest expense, related party                    (1,611,463)      (1,052,306)
             Other, net                                            308,971          338,632
                                                              -----------------------------

                                   Net other expense            (3,054,692)      (2,598,901)
                                                              -----------------------------

                                   Loss before equity
                                      in income of
                                      investee and
                                      minority interests        (5,498,742)      (5,149,680)

         Equity in income of investee                                   --          (33,911)

         Minority interests in losses of consolidated
             subsidiaries                                               --          246,454
                                                              -----------------------------

                                   Net loss                   $ (5,498,742)      (4,937,137)
                                                              -----------------------------


Total revenues for the three months ended September 30, 1997, and for Pro Forma 1996 were $8,890,917 and $3,956,241, respectively. Real estate sales increased by $4,685,563 to $6,371,174 in 1997 from $1,685,611 in Pro Forma 1996. In the three months ended September 30, 1997, real estate sales at Grand Harbor, Oak Harbor and Southbridge were $5,465,248, $732,771 and $173,155, respectively, compared to sales of $1,685,611 at Grand Harbor in the comparable period of Pro Forma 1996. A total of 13 Grand Harbor residential units were sold during the three months ended September 30, 1997 at an average sale price of approximately $420,000 as compared to 6 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $281,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor. A total of two Oak Harbor units were sold during the three months ended September 30, 1997, at an average sale price of approximately $366,000. A total of four lots at Southbridge were sold during the three months ended September 30, 1997, at an average sale price of approximately $43,000. No lots were sold during the comparable period of the prior year at Southbridge. Overall occupancy at the Lynnwood Center at September 30, 1997 and 1996 was approximately 92% and 93%, respectively.

The average sales price of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from month to month depending upon the type of product sold and whether or not a previously owned unit was "traded in". Depending upon the product type, sales prices per unit at Grand Harbor and Oak Harbor range from $165,000 to more than $600,000.

Due to delays incurred during the merger proceedings and by the lawsuit, Legend was unable to start development and construction activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, and the Company was only able to close on ten lot sales at Southbridge during the three months ended September 30, 1997. The Company currently has signed contracts or letters of intent to deliver approximately 750 lots over the next five years with a total sales value in excess of $30 million. Additionally, the Company has signed a letter of intent to deliver 150 acres to an entity associated with the owner of a minor league baseball team. The entity wants to build a minor league baseball stadium and entertainment complex on the site. As proposed, it would include, among other things, an 8,000 seat minor league ballpark, a baseball themed hotel and convention center, a 400,000-square-foot office building and a minor league hockey stadium. Although the Company anticipates that the letters of intent will be converted into signed contracts and result in sales, the letters of intent do not represent firm "sales contracts", and there can be no assurances that any sales will result from these or any other letters of intent, or that actions proposed by other third parties, will occur. In addition, the Company continues to negotiate with other builders for additional residential lot sales contracts.

Total costs and expenses increased $4,827,947 to $11,334,967 for the three months ended September 30, 1997, from $6,507,020 for Pro Forma 1996. The increase was primarily due to increased costs of real estate sales and general and administrative costs.

Real estate sales gross margin as a percentage of real estate sales amounted to 23% for the three months ended September 30, 1997, compared to 9% for the comparable period in Pro Forma 1996. During 1997, costs associated with the sale of residential units at Oak Harbor and lot sales at Southbridge were also included whereas 1996 only included costs associated with sales at Grand Harbor. Gross margin percentages realized on the sale of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from period to period depending upon the type of product sold and whether or not a previously owned unit was "traded in". The gross margin on the lot sales at Southbridge during the period were 20%.

Selling, general and administrative (SG&A) expenses increased $1,032,687 to $4,176,735 for the three months ended September 30, 1997, from $3,144,048 in the same quarter of Pro Forma 1996. The increase was primarily due to an increase in SG&A expenses at the corporate office and at Oak Harbor. The Oak Harbor increases were due to the fact that the Oak Harbor sales organization was not fully operational in the second quarter of 1996. The increase in corporate office costs were due primarily to transition and legal costs of approximately $350,000 associated with the merger, the related lawsuit, and the relocation of the Company's headquarters to suburban Washington D.C. The relocation, which was announced in August, will allow the Company to increase its focus on the Company's core assets near Washington D.C. and in Florida. Selling, general and administrative expenses also include costs associated with establishing a Legend corporate office in Seattle, offset by the savings realized by eliminating the Company's corporate office in Chicago.

Interest expense increased $62,396 to $2,115,122 for the three months ended September 30, 1997, from $2,052,726 in Pro Forma 1996, and related party interest expense increased $559,157 to $1,611,463 for the three months ended September 30, 1997, from $1,052,306 in the same period in Pro Forma 1996. The increase in related party interest expense is due to borrowings of $20,702,720 from Holdings during the nine months ended September 30, 1997.

Minority interests in losses of consolidated subsidiaries decreased $246,454 to $0 for the three months ended September 30, 1997 from $246,454 in Pro Forma 1996. The decrease is the result of GHAI, a wholly-owned subsidiary of the Company, acquiring the remaining 10% interest in the Florida Entities from GHDC in July 1997.

The combination of the above changes resulted in a net loss of $5,498,742 ($0.87 per share) for the three months ended September 30, 1997, as compared to a net loss of $4,937,137 ($0.79 per share) for the same period in Pro Forma 1996.

Nine months ended September 30, 1997 compared with the nine months ended September 30, 1996


         ====================================================================================
         for the nine months ended                                           Proforma
                                                                September    September
                                                                 30, 1997    30, 1996
         ------------------------------------------------------------------------------------
         Revenues:
             Real estate sales                                $ 23,675,536        14,863,965
             Club operations                                     4,516,694         4,160,552
             Patient service                                     2,042,804         1,949,261
             Rent                                                1,876,587         2,091,252
             Other                                                 454,773           413,071
                                                              ------------------------------

                                   Total revenues               32,566,394        23,478,101
                                                              ------------------------------

         Costs and expenses:
             Real estate                                        18,207,358        10,776,766
             Club operations                                     4,002,679         3,658,368
             Patient service direct costs                        1,084,305         1,010,599
             Rental operations                                     300,248           666,964
             Other                                                 114,640            72,617
             Selling, general and administrative                11,814,220        10,135,966
             Depreciation and amortization                       1,281,913           911,225
                                                              ------------------------------

                                   Total costs and
                                      expenses                  36,805,363        27,232,505
                                                              ------------------------------

                                   Operating loss               (4,238,969)       (3,754,404)
                                                              ------------------------------

         Other income (expense):
             Interest income                                     1,160,694           572,858
             Interest income, related party                         73,339           109,407
             Interest expense                                   (5,952,982)       (7,052,197)
             Interest expense, related party                    (4,112,385)       (1,807,702)
             Other, net                                            645,907           946,889
                                                              ------------------------------

                                   Net other expense            (8,185,427)       (7,230,745)
                                                              ------------------------------

                                   Loss before equity
                                      in income of
                                      investee and
                                      minority interests       (12,424,396)      (10,985,149)

         Equity in income of investee                                   --           947,419

         Minority interests in losses of consolidated              252,716           285,678
             subsidiaries
                                                              ------------------------------

                                   Net loss                   $(12,171,680)       (9,752,052)
                                                              ------------------------------

Total revenues for the nine months ended September 30, 1997, and for Pro Forma 1996 were $32,566,394 and $23,478,101, respectively. Real estate sales increased by $8,811,571 to $23,675,536 in 1997 from $14,863,965 in the same period in Pro
Forma 1996. In the nine months ended September 30, 1997, real estate sales at Grand Harbor, Oak Harbor and Southbridge were $14,343,495, $8,899,711 and $432,330, respectively, compared to sales of $14,863,965 at Grand Harbor in the comparable period of Pro Forma 1996. A total of 37 Grand Harbor residential units were sold during the nine months ended September 30, 1997 at an average sale price of approximately $388,000 as compared to 42 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $354,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor. A total of 24 Oak Harbor units were sold during the nine months ended September 30, 1997, at an average sale price of approximately $405,000. A total of 10 lots at Southbridge were sold during the nine months ended September 30, 1997, at an average sale price of approximately $43,000. No lots were sold during the comparable period of the prior year at Southbridge. Overall occupancy at the Lynnwood Center at September 30, 1997 and 1996 was approximately 92% and 93%, respectively.

Total costs and expenses increased $9,572,858 to $36,805,363 for the nine months ended September 30, 1997, from $27,232,505 for Pro Forma 1996. The increase was primarily due to increased costs of real estate sales and general and administrative costs, partially offset by a decrease in the cost of rental operations.

Real estate sales gross margin as a percentage of real estate sales amounted to 23% for the nine months ended September 30, 1997, compared to 27% for the comparable period in Pro Forma 1996. During 1997, costs associated with the sale of residential units at Oak Harbor and lot sales at Southbridge were also included, whereas 1996 only included costs associated with sales at Grand Harbor. Gross margin percentages realized on the sale of residential units at the Grand Harbor and Oak Harbor developments may fluctuate significantly from period to period depending upon the type of product sold and whether or not a previously owned unit was "traded in". The gross margin on the lot sales at Southbridge during the period were 20%.

Selling, general and administrative (SG&A) expenses increased $1,678,254 to $11,814,220 for the nine months ended September 30, 1997, from $10,135,966 in the same period of Pro Forma 1996. The increase was primarily due to an increase in SG&A expenses at the corporate office and at Oak Harbor. The Oak Harbor increases were due to the fact that Oak Harbor was not fully operational for all of the first nine months of 1996. The increase in corporate office costs were due primarily to transition and legal costs of approximately $1.3 million associated with the merger, the related lawsuit, and the relocation of the Company's headquarters to suburban Washington D.C. Selling, general and administrative expenses also include costs associated with establishing and closing a Legend corporate office in Seattle, offset by the savings realized by eliminating the Company's corporate office in Chicago.

Rental operation expenses decreased $366,716 to $300,248 for the nine months ended September 30, 1997, from $666,964 in the same period of Pro Forma 1996. The Pro Forma 1996 amount includes costs of approximately $374,000 incurred by Banyan associated with operation of the 120 S. Spalding property, which was sold in April 1996.

Interest expense decreased $1,099,215 to $5,952,982 for the nine months ended September 30, 1997, from $7,052,197 in Pro Forma 1996, and related party interest expense increased $2,304,683 to $4,112,385 for the nine months ended September 30, 1997, from $1,807,702 in Pro Forma 1996. The decrease in interest expense is due to a shift in expense to related party in 1997, due primarily to Holdings purchasing $30.6 million of loans payable by Banyan from third parties in May of 1996, and the Merger of Banyan and RGI/US in December 1996, which resulted in the Loans being "related party" loans after the purchase date. The increase in related party interest expense is primarily due to the preceding plus borrowings of $20,702,720 from Holdings during the nine months ended September 30, 1997.

Equity in income of investee decreased $947,419 to zero for the nine months ended September 30, 1997. The Pro Forma 1996 amount related to an investment in a joint venture held by Banyan, which was sold during 1996.

The combination of the above changes resulted in a net loss of $12,171,680 ($1.94 per share) for the nine months ended September 30, 1997, as compared to a net loss of $9,752,052 ($1.55 per share) for the same period in Pro Forma 1996.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legend has significant related party indebtedness maturing in 1997 and will not be able to satisfy these obligations without restructuring or refinancing. However, due to the uncertainty related to the litigation described in this note, Legend is unable to satisfactorily negotiate such transactions. Management believes that if the litigation is satisfactorily resolved in the near term, this related party debt can be restructured to enable its obligations to be met. There can be no assurances that the Company will be able to satisfactorily resolve the lawsuit or be able to restructure the debt on acceptable terms, if at all.

On October 31, 1996, a class action lawsuit was filed in Delaware Court of Chancery by two of Banyan's stockholders on behalf of themselves and all of the non-defendant stockholders of Banyan, against certain of the directors and officers of Banyan. Plaintiffs alleged, among other things, that Banyan's board of directors breached its fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating Banyan. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of Banyan's stockholders. In addition, the plaintiffs alleged that the proxy statement utilized by Banyan in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize stockholder value and disclose certain additional information. The parties subsequently engaged on discovery, including producing and reviewing documents and taking depositions.

On November 13, 1996, another Banyan stockholder also filed a class action lawsuit in Delaware Court of Chancery asserting allegations substantially similar to those in the action filed on October 31. The two lawsuits were ultimately consolidated by the Court on December 11, 1996 under the case number C.A. No. 15287.

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

On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs alleged that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) Banyan had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The Delaware Court subsequently scheduled a hearing on the plaintiffs' application for relief under
Section 225 for March 4, 1997. The parties engaged in discovery incident to that application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiffs' class representatives. The hearing scheduled for March 4, 1997 was subsequently postponed without a further date at the direction of the Delaware court. In the interim, the parties entered into discussions with a view towards finding a mutually agreeable basis for resolving the litigation.

On April 14, 1997, plaintiffs served the Second Consolidated Amended and Supplemental Complaint. This pleading repeated the allegations of the Consolidated Amended and Supplemental Complaint, added the claims underlying plaintiffs' Application pursuant to Section 225 and added Holdings and RGI/US as the defendants.

On April 15, 1997, the parties to the Delaware litigation entered into a Stipulation and Settlement Agreement. As part of the settlement, Holdings agreed to, among other things: (i) defer interest due on the Morgens and SoGen loans (the Loans) until December 31, 1997; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1997;
(iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $8.5 million, a portion of which would be utilized to repay Holdings for advances previously made to Legend; and (v) repurchase up to $300,000 of Legend's shares of common stock from time to time on the open market over the next twelve months subject to compliance with the SEC's rules and regulations relating to open market repurchase programs.

After notice to the class of the settlement, the Court held a hearing on June 19, 1997 to consider approval of the Settlement. By a Memorandum Opinion dated July 23, 1997, the Court declined to approve the proposed settlement. Thereafter, the parties engaged in further negotiations seeking to resolve the claims asserted in Delaware on a mutually satisfactory basis, consistent with the issues raised by the Court in its Memorandum Opinion.

On September 17, 1997, the parties to the Delaware litigation entered into a Second Stipulation and Agreement of Settlement (Amended Settlement). As part of the Amended Settlement, Legend and Holdings agreed to fund a settlement of $1,200,000. The $1,200,000, less certain fees and expenses that may be allowed by the Court, is to be distributed, on a proof of claim basis, to Banyan shareholders, other than the defendants, as of December 31, 1996, the date that the Merger was effective. In addition, Holdings agreed to, among other things:
(i) defer interest due on the Loans until December 31, 1998; (ii) forebear on any defaults existing on the Loans as of the effective date of the settlement until December 31, 1998; (iii) effective January 1, 1997, reduce the interest rate on the Loans to the lower of the prime rate plus 2% (10.25% at January 1, 1997) or LIBOR plus 2.5% (8.1% at January 1, 1997); (iv) provide Legend with a line of credit in the aggregate principal amount of $21 million, $2.6 million of which would be utilized to repay Holdings for advances previously made to Legend.

Notice to the class of the settlement was made by personal notice and summary notice by publication on or before October 13, 1997. The Court has set a hearing for November 13, 1997, to consider approval of the revised settlement.

The same plaintiffs whom filed the Delaware action on October 31, 1996, have filed an individual action in the United States District Court for New York, Southern District, against RGI/US, Holdings and Legend's then president, Kenneth
L. Uptain, alleging, among other things, that certain purchases made by Holdings during December of shares of Banyan's common stock from third parties constituted an illegal tender offer.

Other than as noted in this Item, the Company is not aware of any other material pending legal proceedings as of November 10, 1997.

ITEM 2. CHANGES IN SECURITIES

Changes in Authorized Shares

In July of 1997, the Company amended Article Fourth of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1996, mortgage notes payable to Holdings with outstanding principal balances totaling $30,649,872 (the Loans) were in default due to the Company's failure to make certain interest payments when due. On June 30, 1997, a $4,000,000 unsecured note payable to Holdings, plus accrued interest of $415,320, matured. The Company did not repay the amounts, thereby causing the note to be in default. In August 1997, the maturity date of the $4,000,000 note payable to Holdings was extended to December 31, 1997. The note payable continues to accrue interest at LIBOR plus 1% (6.81% at September 30, 1997). On August 1, 1997, the Company received a notice of default from a third party lender, for a loan with an outstanding principal balance of approximately $9.4 million. The default was caused by a material adverse change in the financial condition of the principal guarantor of the loan; an affiliate of the Company's majority shareholder, RGI Holdings, Inc.; due to a restructuring. The lender requested that the Company cure the default by replacing the guarantor by September 1, 1997. In August 1997, the Company's indirect majority shareholder agreed to be added as a guarantor of the loan, which cured the event of default.

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

10.1    Edward F. Podboy's Employment Contract dated May 1, 1997.(9)

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

10.6 Form of Second Loan Modification Agreement, by and between Legend Properties, Inc. and RGI Holdings, Inc. (SoGen Loan)(6)

10.7 Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgens Loan)(4)

10.8 Form of Second Loan Modification Agreement, by and between Legend Properties, Inc. and RGI Holdings, Inc. (Morgens Loan)(6)

10.9 Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.10 Master Construction Contract dated as of September 28, 1991 by and among GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St. David's, Ltd., GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA Newport, Ltd., GHA River Club, Ltd., GHA Coventry, Ltd. and Proctor Construction Company.(1)

10.11 Profit Sharing Agreement dated as of September 28, 1991 by and among Proctor Construction Company, Andlinger Properties Capital L.P. and Grand Harbor Associates, Inc.(1)

10.12 Stipulation and Agreement of Settlement dated April 15, 1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)(6)

10.13 Third Amendment to Administrative Services Agreement, dated March 31, 1997 by and between Banyan Management Corp. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) (5)

10.14 Second Stipulation and Agreement of Settlement dated September 17, 1997 by and among John Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)(9)

10.15 Loan Agreement dated March 31, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

10.16 First Amendment to the Loan Agreement dated May 30, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

10.17 Second Amendment to the Loan Agreement dated August 13, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

10.18 Third Amendment to the Loan Agreement dated September 30, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

27.1    Financial Data Schedule (9)

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration Number 333-12415) dated September 20, 1996.

(2) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

(4)     Omitted

(5) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.

(6) Incorporated by reference to the Registrant's Report on Form 10-K/A for the year ended December 31, 1996.

(7) Incorporated by reference to Registrant's Report on Form 8-K dated April 15, 1997.

(8) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.


(9)     Filed with this document.

(b) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1997:


        (1) A current report on Form 8-K was filed on September 10, 1997, disclosing the following:

        ITEM 5.  OTHER EVENTS

        On August 27, 1997, Legend Properties, Inc. ("Legend") announced a relocation of its headquarters from Seattle to its existing suburban Washington, D.C. office. The relocation will allow the company to increase its focus on the company's core assets in Maryland and Virginia, near Washington, D.C., and on Florida's east coast near Vero Beach. This consolidation of offices will also provide the company a reduction in operating costs.

        As part of the relocation, Kenneth L. Uptain resigned as president, chief executive officer and member of the board of directors, to pursue other opportunities in the Seattle area. Edward F. Podboy was named president and chief executive officer succeeding Kenneth L. Uptain, effective immediately. Prior to his appointment, Mr. Podboy was president of Legend Development Company, the company's Washington D.C. development subsidiary. Jan Petter Storetvedt, an existing director, was elected to serve as chairman of the board. Additionally, the Company's board of directors appointed Jon Alvar Oyasaeter as a director to fill the vacancy created by Mr. Uptain's resignation.

        Mr. Podboy has more than 25 years of diversified real estate experience. During that time, he has been involved in the construction and financing of more than 25,000 residential housing units and more than three million square feet of commercial space. Mr. Podboy has held the positions of chief financial officer for United Development Co., a subsidiary of Aetna, was management consultant for the public accounting firm of Coopers & Lybrand and CFO of a mortgage banking operation.

        Jon Alvar Oyasaeter has been employed by Aker RGI or an affiliate since 1986. Through holding companies, Aker RGI is the majority owner of Legend Properties, Inc., and is a $3 billion multi-national investment company publicly traded in Norway. In addition to being Legend's majority shareholder, Aker RGI has significant investments in oil and gas technology, cement and building materials, and the seafoods industry. Mr. Oyasaeter is a graduate of the Norwegian School of Economics and Business Administration.

        The company's chief financial officer, Raymond J. Whitty, and corporate controller, Chris J. Pollak, have elected to remain in the Pacific Northwest. Both have agreed to provide services to the company until the management transition is completed through December 31, 1997.

        Finance and business development responsibilities will be assumed by Robert B. Cavoto. Mr. Cavoto is a Certified Public Accountant and is currently vice president of Legend Development Company. Prior to joining Legend Development Company, Mr. Cavoto was an Asset Manager with Banyan Management Corp., and was responsible for entitlement, development, financing and disposition activities for a portfolio of mixed-use and residential land developments. From 1988 to 1991, Mr. Cavoto was Vice President of Finance for a real estate company. Prior to that. he was a manager in KPMG Peat Marwick LLP's Real Estate Practice.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1997

                                   LEGEND PROPERTIES, INC.


                                   By:  /s/ EDWARD F. PODBOY
                                   ------------------------------------------
                                            Edward F. Podboy President,
                                            Chief Executive Officer

                                   By:  /s/ ROBERT B. CAVOTO
                                   ------------------------------------------
                                            Robert B. Cavoto
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
 NO.                          Description
 ---                          -----------
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

10.1    Edward F. Podboy's Employment Contract dated April 1, 1997.(9)

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

10.6    Form of Second Loan Modification Agreement, by and between Legend
        Properties, Inc. and RGI Holdings, Inc. (SoGen Loan)(6)

10.7    Loan Modification Agreement, dated as of May 21, 1996, by and between
        Registrant and RGI Holdings, Inc. (Morgens Loan)(4)

10.8    Form of Second Loan Modification Agreement, by and between Legend
        Properties, Inc. and RGI Holdings, Inc. (Morgens Loan)(6)

10.9    Registration Rights Agreement, dated as of May 21, 1996, by and between
        Registrant and RGI Holdings, Inc.(5)

10.10   Master Construction Contract dated as of September 28, 1991 by and among
        GHA Harbor Associates, GHA Grand Harbor, Ltd., GHA St. David's, Ltd.,
        GHA Wood Duck, Ltd., GHA Harbor Ltd., GHA Newport, Ltd., GHA River Club,
        Ltd., GHA Coventry, Ltd. and Proctor Construction Company.(1)

10.11   Profit Sharing Agreement dated as of September 28, 1991 by and among
        Proctor Construction Company, Andlinger Properties Capital L.P. and
        Grand Harbor Associates, Inc.(1)

10.12 Stipulation and Agreement of Settlement dated April 15, 1997, by and among John A. Hinson, John W. Temple, Gary M. Goldberg, Walter E. Auch,
        Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend Properties,
        Inc. (f/k/a Banyan Mortgage Investment Fund)(6)

10.13   Third Amendment to Administrative Services Agreement, dated March 31,
        1997 by and between Banyan Management Corp. and Legend Properties, Inc.
        (f/k/a Banyan Mortgage Investment Fund) (5)

10.14 Second Stipulation and Agreement of Settlement dated September 17, 1997 by and among John Hinson, John W. Temple, Gary M. Goldberg, Walter E.
        Auch, Sr., Robert M. Ungerleider, RGI Holdings, Inc. and Legend
        Properties, Inc. (f/k/a Banyan Mortgage Investment Fund)(9)

10.15   Loan Agreement dated March 31, 1997, by and between Registrant and RGI
        Holdings, Inc. (Line of Credit Agreement)(9)

10.16   First Amendment to the Loan Agreement dated May 30, 1997, by and between
        Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

10.17 Second Amendment to the Loan Agreement dated August 13, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)

10.18 Third Amendment to the Loan Agreement dated September 30, 1997, by and between Registrant and RGI Holdings, Inc. (Line of Credit Agreement)(9)




27.1    Financial Data Schedule (9)


----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration Number 333-12415) dated September 20, 1996.

(2) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

(4)     Omitted

(5) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.

(6) Incorporated by reference to the Registrant's Report on Form 10-K/A for the year ended December 31, 1996.

(7) Incorporated by reference to Registrant's Report on Form 8-K dated April 15, 1997.

(8) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(9)     Filed with this document.