Form 10-K
period 1997-12-31
LEGEND PROPERTIES INC
filed 1998-03-31
CIK 822829

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM
              TO                    .
                      COMMISSION FILE NUMBER 1-9885

                            LEGEND PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                        36-3465359
              (State or other jurisdiction of                          (IRS Employer
              incorporation or organization)                        Identification No.)
    13662 OFFICE PLACE, SUITE 201, WOODBRIDGE, VIRGINIA                    22192
 (Former address: 1420 Fifth Avenue, Suite 4200, Seattle,
                         Washington)                                      (98101)
         (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (703) 680-2226

                                                                   NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                             ON WHICH REGISTERED
                    -------------------                            ---------------------
                  Shares of Common Stock                                    None
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ ]     No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

     Shares of common stock outstanding as of March 20, 1998: 6,290,874. The aggregate market value of the Registrants shares of common stock held by non-affiliates on such date was $647,014, based upon trades on "pink sheets" in the secondary market. The Registrants shares are not listed on an exchange or included in the Nasdaq quotation system.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     SEE EXHIBIT INDEX LOCATED ON PAGE II-1

================================================================================

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
                 DESCRIPTION OF BUSINESS.....................................
    ITEM
      1.                                                                          3
                 PROPERTIES..................................................
    ITEM
      2.                                                                          8
                 LEGAL PROCEEDINGS...........................................
    ITEM
      3.                                                                          8
                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........
    ITEM
      4.                                                                         10
PART II
                 MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDERS
    ITEM         MATTERS.....................................................
      5.                                                                         11
                 SELECTED FINANCIAL DATA.....................................
    ITEM
      6.                                                                         12
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    ITEM         AND RESULTS OF OPERATIONS...................................
      7.                                                                         13
                 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....
    ITEM
      8.                                                                         23
                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND
    ITEM         FINANCIAL DISCLOSURE........................................
      9.                                                                         24
PART III
                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
    ITEM
     10.                                                                         24
                 EXECUTIVE COMPENSATION......................................
    ITEM
     11.                                                                         25
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    ITEM         AND MANAGEMENT..............................................
     12.                                                                         28
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............
    ITEM
     13.                                                                         28
PART IV
                 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
    ITEM         ON FORM 8-K.................................................
     14.                                                                       II-1
     SIGNATURES..............................................................  II-2

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OPERATIONS

     The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company or Legend), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings, Inc. (RGI/US). The Company is organized as a corporation under the laws of the State of Delaware, pursuant to a Restated Certificate of Incorporation filed December 31, 1996.

     The Company was originally established to invest primarily in (i) short-term loans, junior mortgage loans, wraparound mortgage loans and first mortgage loans on income-producing properties and (ii) construction loans, pre-development loans and land loans. In response to defaults on loans made by the Company to its borrowers, in February 1990, the Company suspended making new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where the Company foreclosed upon or taken title, directly or indirectly to the collateral. At the time of the Merger, the Company controlled the ownership of a 2,227-acre parcel located in Charles County, Maryland (Chapman's Landing), a 2,685-acre development located in Prince William County, Virginia (Southbridge) and a 565-acre parcel located in Monterey County, California (Laguna Seca Ranch). The Laguna Seca Ranch project was sold in December 1997.

     RGI/US was a Washington corporation and until the Merger, was a wholly-owned subsidiary of RGI Holdings, Inc. ("Holdings") which is an indirect majority-owned subsidiary of AKER RGI ASA, a Norwegian investment company with interest in cement and building materials, oil and gas technology, seafoods and other industries. At the time of the Merger, RGI/US, through various subsidiaries, owned, developed and operated real estate as follows: (i) Grand Harbor, a 772-acre residential golf community located in Vero Beach, Florida;
(ii) Oak Harbor, a 116-acre retirement community also located in Vero Beach, Florida; (iii) the Royal Palm Convalescent Center, a skilled nursing care facility licensed for 72 beds located in Vero Beach, Florida and (iv) a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). The Lynnwood Center was sold in mid November 1997. As of December 31, 1997, Holdings owns approximately 79% of the outstanding common shares of the Company.

     The Company's strategy is to realize and enhance the market potential of its remaining core assets. The Company currently controls more than 5,000 acres of land in two master planned communities (Southbridge and Chapman's Landing), a residential golf community (Grand Harbor) and a retirement community (Oak Harbor).

     The Company's master planned communities include a mix of commercial and residential land uses including single-family, townhouse and apartment/condominium units and office, retail and industrial/flex space. The Company is attempting to enhance the value of these master planned communities through land use, entitlement and zoning modifications and selective development. Such activities take into account local zoning, political and market conditions. The Company anticipates primarily developing commercial sites and residential housing lots for sale to third parties but also pursues opportunities to sell undeveloped parcels or enter into joint ventures.

     The Company's residential golf community and its retirement community includes primarily finished lots upon which the Company, through a general contractor, builds a variety of housing types and styles including villas, cottages, duplex and condominiums for sale to third parties. The Company also pursues outright lots sales and operates club, assisted and skilled care and marina facilities.

     In February, 1998 the Company entered into an agreement to acquire a 116 acre commercial tract in Loudoun County, Virginia. On March 6, 1998 the first parcel of 88 acres was acquired. The tract is planned for office and flex/tech development.

     The following sets forth a description of Legend's core assets. The project business plans described below are subject to numerous risks and uncertainties which are more fully described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Legend's Business Plan." If the Company is unable to secure the necessary financing or capital to meet its future needs, the project business plans will likely be materially revised, which may have a material adverse effect on the Company's financial condition and results of operations. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources.")

DESCRIPTION OF PROJECTS

     Grand Harbor. Grand Harbor is an original 772-acre residential golf community, located along the Indian River in Vero Beach, Florida, with two 18-hole championship golf courses and waterfront access with a marina containing 144 slips available for lease. The residences at Grand Harbor are clustered in individual communities affording views of the surrounding golf courses and scenic waterways. Development of Grand Harbor began in 1987 and continued until 1990 when the Resolution Trust Corporation acquired the property and most development and construction activities were terminated. In 1991 affiliates of RGI/US acquired the project and completed the marina and clubhouse facilities and continued the residential development. At December 31, 1997 the Company owned approximately 400 acres.

     Grand Harbor offers two 18-hole championship golf courses: a Harbor Course designed by Pete Dye and a River Course designed by Joe Lee. The 28,000 square foot Grand Harbor clubhouse, serves both courses, and also serves as a social center for Grand Harbor residents. Grand Harbor maintains 24-hour access control, together with a variety of amenities, including eight clay tennis courts and a separately located ocean-front beach club. In 1992, Grand Harbor received an ENVY, a residential environmental award from the Florida Association of Realtors.

     Grand Harbor and Oak Harbor (described below) collectively received zoning entitlements for the development of a maximum of 2,688 residential units. The Company's business plan, however, contemplates the development of 1,092 residential units at Grand Harbor and 352 residential units at Oak Harbor. The Company believes this plan best maximizes the value of these parcels based on existing and anticipated market conditions, even though these parcels are zoned for greater density. If market conditions change, the Company can increase, to a certain extent, the proportion of multi-family lots to be developed under existing zoning.

     Grand Harbor currently offers single-family detached homes, duplexes and low-rise condominiums with sales prices ranging from approximately $200,000 to approximately $1,100,000 with sizes ranging from 1,600 square feet to over 5,000 square feet. In addition, there are golf course and riverfront lots available at sales prices ranging from $165,000 to over $500,000. Through December 31, 1997, 630 residences had been sold of which approximately 270 were sold prior to the Company's acquisition in 1991. As of March 20, 1998 an additional 9 residences had been sold and contracts for 29 residences had been executed for deliveries during 1998. Based on the current development plans, approximately 462 additional residences are planned for Grand Harbor. Grand Harbor has received governmental approvals for approximately 725,000 square feet of commercial space. Currently, Grand Harbor has not developed any commercial space. On March 10, 1998 the Company closed on the sale of a 20-acre parcel which was originally zoned for commercial use. The buyer is going to develop a luxury apartment project on the site.

     Grand Harbor currently derives revenue from the construction and sale of single-family detached homes, duplexes, condominiums and individual lots; rental commissions from residential units and rental income from marina docks; and the operation of harbor and club facilities. In conjunction with offering residential units for sale, Grand Harbor offers four (4) types of equity memberships in the Grand Harbor Golf and Beach Club: (i) full memberships for $37,500; (ii) golf and tennis memberships for $20,000; (iii) tennis memberships for $10,000; and (iv) social memberships for $7,500. Upon the completion of sale of the equity memberships, Grand Harbor will turn over management and control of the Grand Harbor Golf and Beach Club to its members.

     There are several residential communities located within Vero Beach that compete with Grand Harbor in terms of location, quality, and/or price, including but not limited to Windsor, Orchid Island Golf & Beach Club, and Indian River Club. While these communities offer many of the same amenities as Grand Harbor such as an oceanfront beach club and a gated community, many do not offer boating access, a completed golf clubhouse, or have a limited product choice.

     Oak Harbor. Oak Harbor is an original 116-acre luxury country club retirement community, of which the Company owned approximately 110 acres at December 31, 1997. With the opening of the Oak Harbor clubhouse in March 1997, Oak Harbor members receive daily meals, transportation, housekeeping, social activities and access to optional health care. The 36,000 square foot clubhouse contains a community hall, arts and crafts room, hobby shop, game room, library and fitness center. Community amenities also include a 24,900 square foot on-site assisted care health facility with 24 private rooms and a nine-hole golf course designed by Joe Lee. Oak Harbor provides the opportunity to own a home within a community that offers on-site health care and with a Club that offers a wide range of daily services designed to make life easier for Oak Harbor residents. A discussion of Oak Harbor's zoning entitlements is included under "Grand Harbor" above.

     Currently, the clubhouse, golf course, roadways and related infrastructure and the first twenty-six villa and cottage homes are complete. A 24-unit condominium building was completed in March 1997. Construction on a second identical condominium building was started in September 1997. The on-site assisted care health facility was completed in December 1997 and received its license from the State of Florida that same month.

     Oak Harbor offers condominiums and single-family homes ranging in price from $250,000 to $635,000 and ranging in size from 1,178 to 2,850 square feet. All residences have emergency call systems and trained health professionals are available 24 hours a day to handle emergencies. Three levels of health care, including skilled, assisted-living and home health care, are optionally available to Oak Harbor residents at an additional cost above the monthly Club dues described below.

     Membership in the Oak Harbor Club requires a $25,000 initial club deposit. Upon the re-sale of an Oak Harbor residence, the $25,000 initial club deposit is refundable subject to the new member paying his or her deposit. In addition, there is an initiation fee equal to ten percent (10%) of the purchase price of the residence. This fee may be deferred until the residence is resold, but will then equal the greater of 10% of the initial purchase price or 10% of the subsequent sale price of the residence. (Currently, this initiation fee is waived for the first 100 Club members.) The Oak Harbor Club is a non-equity club and Oak Harbor will not turn over management and control to its members. Monthly dues, ranging from $1,650 for a single person to $2,150 for a couple, include, among other things, one meal per day, transportation around Oak Harbor and Vero Beach, weekly housekeeping and linen service, Club activities, green fees on Oak Harbor's private nine-hole golf course, and 24-hour emergency response service.

     Oak Harbor's current development plan is for a total of 352 residences consisting of cottages, villas and condominium units. As of December 31, 1997, 43 residences had been sold and an additional 13 residences were under contract for sale. As of March 20, 1998 an additional 6 contracts had been executed. The Company anticipates that the majority of these contracts will close by December 1998. Residential sales are subject to a non-refundable deposit of 20% of the sales price but are typically subject to cancellation by the purchaser under specified circumstances, such as the purchaser becoming incapable of independent living, or death. Although Oak Harbor is a retirement community, all residents must be capable of independent living at the time they join the Oak Harbor Club.

     There are two competing lifecare communities located within a 35-mile radius of Oak Harbor. Indian River Estates, located in Vero Beach, and Sandhill Cove, located 32 miles south in Stuart, Florida. Both target a lower demographic prospect than Oak Harbor, have smaller average units than those offered by Oak Harbor, and do not offer home ownership to their residents.

     Royal Palm Convalescent Center. In 1994, RGI/US acquired the Royal Palm Convalescent Center ("Royal Palm"), which was established in 1965. Royal Palm is a state regulated skilled nursing facility licensed for 72 beds, which is currently configured for 50 beds in private and semi private rooms. As of

March 20, 1998, 37 beds were occupied. Royal Palm accepts only patients who pay privately and does not accept Medicaid or Medicare reimbursement. Monthly rates range from approximately $4,080 for a semi-private room to approximately $6,300 for a private suite. These prices include lodging, meals and basic nursing services. Pharmaceutical charges, most medical supplies, physical therapy and other items ordered by attending physicians are additional. Royal Palm provides Oak Harbor residents with preferred admission should their health condition deteriorate to a state where high levels of nursing care (skilled nursing care) is required.

     Southbridge. Southbridge is an original 2,685-acre "Planned Unit Development", of which the Company owned approximately 2,555 acres at December 31, 1997, located along the Potomac River in the eastern portion of Prince William County, Virginia, approximately 24 miles south of Washington D.C. The project is comprehensively planned for approximately 5,600 residential units, including single family, townhouse, and multi-family and approximately 4.48 million square feet of commercial space. The Company anticipates developing the project in phases over the next 15 to 20 years.

     Phase 1, which constitutes the property commonly known as Wayside Village, is zoned for 2,376 residential units and 280,000 square feet of commercial space. Although zoned for 2,376 residential units, the Company's current development plan anticipates development of 1,616 units, which the Company believes maximizes the underlying value of the property based on existing and anticipated market conditions. The Company can modify its development plans within the limitations of the existing zoning, in response to changes in market conditions. As of March 20, 1998, 600 residential lots have been sold to third-party homebuilders who have in turn constructed and sold 97 single-family homes and 455 townhomes. During 1997, development of 78 single-family lots was completed with development of an additional 147 lots anticipated to be completed during 1998. The Company has executed contracts with five builders to sell these 225 lots for a total contract price of approximately $9,500,000. Of the 225 lots, 152 are for single family detached units and 73 are for semi attached units. Anticipated quarterly deliveries range from 11 to 27. The Company continues to negotiate with other builders for additional residential lot sales contracts. Future engineering and development of residential lots will be timed to satisfy contractual requirements and anticipated market demands.

     On the commercial side, the Company sold and closed an approximate 1.5-acre site for $650,000 in November 1997. The Company is currently engineering several sections of property within Phase I to offer restaurant pads and office building sites for sale to potential users.

     The housing industry in the Greater Washington D.C. region is highly competitive. In each of the Company's local Washington D.C. markets, there are numerous land developers, homebuilders and private interests with which the company competes to attract homebuilders to its projects. The Company competes primarily on the basis of price, location and the level of amenities provided within the community.

     Chapman's Landing. Chapman's Landing is a 2,227-acre land parcel located along the Potomac River in the western portion of Charles County, Maryland, approximately 20 miles south of Washington D.C. The project is a mixed-use master planned community, which is entitled for 4,600 residential units; including single family, townhouse and multi-family; an 18 hole public golf course and 2.26 million square feet of commercial space. The Company's current development plan anticipates developing the project in five phases over a 15 to 20 year period. Phase 1 is zoned for 576 residential units consisting of 404 single family and 172 townhouses. Engineering for certain infrastructure improvements and the initial sections of residential units is complete.

     Development of the infrastructure improvements and initial residential sections has been delayed while a final state wetlands permit is processed by the Maryland Department of the Environment. The state wetlands permit is required to commence the majority of the development improvements.

     In July, 1997, after the issuance of the federal wetlands permit, two opposition groups, the Friends of Mount Aventine and Friends of the Earth, filed suit against the U.S. Army Corp of Engineers in United States District Court. The suit sought a permanent injunction vacating the Wetlands Permit and a Preliminary Injunction to prevent the commencement of development. The Company filed a Motion in Opposition and requested a Summary Judgement on the merits of the matter.

     In September, 1997 the Court denied the request for the Preliminary Injunction but did not rule on the Summary Judgement which is still pending before the court. The opposition groups have appealed the denial of the Preliminary Injunction with the U.S. Court of Appeals. The Court of Appeals has not yet scheduled briefings on the merits of the appeal.

     In December, 1997, three individuals filed a request for a contested case hearing challenging the issuance of a Groundwater Appropriation Permit by the Maryland Department of the Environment. The contested case hearing will be an administrative appeal before a Maryland Administrative Law Judge. Oral arguments began on March 23. Once all arguments are heard the record is closed and a ruling issued within 60 days.

     The company is contesting both cases vigorously and expects to prevail in both matters.

     During 1997 the Company entered into a confidentiality agreement with a conservation group, working in conjunction with the State of Maryland, regarding the possible sale of all or a part of the project. Negotiations, disclosure of which is limited by the confidentiality agreement, have continued for several months. According to media reports, the State of Maryland has budgeted funds for a possible acquisition. Although negotiations continue, the finalization of an agreement is not certain and the Company continues to pursue the state wetlands permit to allow development to commence.

ACQUISITION SUBSEQUENT TO DECEMBER 31, 1997

     Ashburn Corporate Center: The Ashburn Corporate Center is a 116 acre project in Loudoun County, Virginia planned for office and flex/tech use. The project is fully improved with sewer, water and roadways in place.

     On March 6, 1998 the Company closed on the $6.5 million acquisition of 88 acres with the remaining 28 acres expected to close in June 1998 for a purchase price of approximately $3.9 million. The initial acquisition was financed with a $5.5 million loan from Dascho, Inc., an unrelated third party.

OTHER INFORMATION

     Development and construction activities performed in the State of Florida are not seasonal, however development and construction activities performed in the States of Virginia and Maryland are affected by inclement weather, with the majority of the development and construction work occurring between the months of March and November. As it relates to sales activities, the majority of revenues recorded related to sales in the State of Florida are recorded between the months of October and May, while revenues recorded related to sales occurring in the States of Virginia and Maryland are recorded fairly evenly throughout the year.

     The Company does no foreign or export business and has no real property investments located outside of the United States. The Company does not segregate revenue of assets by geographic region, as such a presentation would not be significant to an understanding of the Company's business for the year ended December 31, 1997.

     As of December 31, 1997, the Company had 366 employees and 3 executive officers.

     The Company reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1997, the Company did not incur a material amount for capital expenditures for environmental matters nor does it anticipate making any material expenditures for environmental matters for the year ending December 31, 1998.

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the sections headed "Legal Proceedings," "Market for the Registrant's Shares and Related Shareholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties (See Item 7

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Legend's Business Plan"). Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

ITEM 2.  PROPERTIES

     As of December 31, 1997, the Company owned interests in five properties. Below is a brief description of property interests owned by the Company

        NAME, LOCATION AND             APPROX.      DATE
         TYPE OF PROPERTY               SIZE      ACQUIRED                 DESCRIPTION
        ------------------           -----------  --------   ----------------------------------------
Grand Harbor                         400 acres     6/91(1)   a 100% interest in a corporation
                                                             which owns the subject property
Vero Beach, FL
Residential Development
Oak Harbor                           110 acres     6/91(1)   a 100% interest in a corporation
                                                             which owns the subject property
Vero Beach, FL
Residential Development
Royal Palm                           72-Bed        6/94(1)   a 100% interest in a corporation
                                                             which owns the subject property
Convalescent Center
Vero Beach, FL
Skilled Nursing Care facility
Southbridge                          2,555 acres     5/91    a 100% interest in general partnerships
                                                             which own the subject property
Prince William County, VA
Land Development
Chapman's Landing                    2,227 acres     3/91    a 100% interest in a general partnership
                                                             which owns the subject property
Charles County, MD
Land Parcel

---------------
(1) The acquisition date represents the date the property was acquired by RGI/US or affiliates. RGI/US merged with and into the Company effective December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     On October 31, 1996, a lawsuit was filed in Delaware state court by two of the Company's stockholders on behalf of themselves and all of the non-defendant stockholders of the Company, against the Company and certain of its directors and officers at the time of the suit, including Leonard G. Levine, Neil D. Hansen, Robert G. Higgins, Walter E. Auch, Sr. and Robert M. Ungerlieder.

     The plaintiffs alleged, among other things, that the Company's board of directors breached their fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating the Company. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of the Company's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of the Company's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by the Company in connection with the annual meeting held to consider and vote upon the Merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the Merger and require the defendants to undertake additional activities to maximize shareholder value and disclose certain additional information to the Company's stockholders in connection with considering the merger.

     On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31. These two suits were ultimately consolidated by the Delaware court of chancery (the "Court") on December 11, 1996 under the case Number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of the Company's former officers, as well as that of one of the Company's directors. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and additional factual allegations that the Company had failed to properly consider acquisition proposals submitted by third parties to acquire the Company. The amended complaint also claimed that purchases made by Holdings during December, 1996 of shares of the Company's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in federal court in New York against RGI/US, Holdings and Legend's former president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (the "New York Action"). The Company was dismissed from the New York Action on March 6, 1998.

     On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) Company had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The parties engaged in discovery incident to the application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties and taking depositions of certain of the plaintiffs' class representatives.

     On April 14, 1997, plaintiffs served a Second Consolidated Amended and Supplemental Complaint ("Second Complaint"). This pleading repeated the allegations contained in the Consolidated Amended and Supplemental Complaint, added the claims underlying Plaintiffs' application pursuant to Section 225 and added Holdings and RGI/US as defendants. By Stipulation and Agreement of Settlement dated April 15, 1997, the parties proposed a settlement to the Court. After notice and a hearing held on June 19, 1997, the Court, in a Memorandum Opinion dated July 23, 1997, declined to approve the proposed settlement. Thereafter, the parties engaged in further negotiations seeking to resolve the claims on a mutually satisfactory basis.

     On September 17, 1997, the parties entered into the Second Stipulation and Agreement of Settlement (the "Second Stipulation") which was approved by the Court on November 13, 1997 and became effective December 15, 1997 following the expiration of the thirty day appeal period. Under the Second Stipulation:

          (a) Legend paid $1,200,000 into a bank account under the control of Plaintiff's Counsel ("Escrow Agent"). This sum constituted the Settlement Fund.

          (b) Legend and Holdings modified a $24,258,788 mortgage loan (the Morgens Loan) to (i) reduce the interest rate effective as of January 1, 1997, from the Prime Rate plus 2%, to the lower of the Prime Rate plus 2% or the 30-day London Interbank Borrowing Rate ("LIBOR") plus 2.5% (ii) provide that no principal or interest is due or payable until December 31, 1998, although interest continues to accrue, unless a refinancing or other source of payment is available sooner, (iii) forbear from enforcing any defaults existing as of December 12, 1997 until December 31, 1998, and (iv) permit Legend to retain the net proceeds from the sale of the Lynnwood Shopping Center.

          (c) Legend and Holdings modified a $6,391,084 mortgage loan (the SoGen
     Loan) to (i) reduce the interest rate effective as of January 1, 1997, from the Prime Rate plus 6%, to the lower of the Prime Rate plus 2% or the 30-day LIBOR rate plus 2.5% (ii) provide that no principal or interest is due or payable until December 31, 1998, although interest continues to accrue, unless a refinancing or other source of payment is available sooner, (iii) forbear from enforcing any defaults existing as of December 12, 1997 until December 31, 1998.

          (d) Holdings and Legend agreed not to make any modifications to the SoGen or Morgens Loans through their maturity, except as contemplated by subsection (g) below or: (i) if the modification is necessary to enable Legend to refinance its existing indebtedness as of December 12, 1997; (ii) if a modification is necessary to enable Legend to incur additional indebtedness from unaffiliated parties; or (iii) the modification is on terms and conditions no less favorable to Legend than the terms set forth in the modification agreements for the SoGen and Morgens Loans. In no event may the modification contemplated by (i) - (iii) above increase the interest rate on these loans. Each modification must be approved by Legend's Board, including a majority of the independent directors.

          (e) The interest rate on $2.6 million of unsecured loans Holdings made to Legend between December 1996 and February 1997 (the "Advances") were reduced as of January 1, 1997, to the Prime Rate plus 2% and the principal and accrued interest on the Advances were repaid on December 12, 1997, with the proceeds of the working capital loan described in subparagraph (f) below. The agreement effectuating this loan modification was reviewed by Plaintiffs' Counsel.

          (f) Holdings provided a line of credit to permit Legend to borrow up to an aggregate of $21 million, $2.6 million of which was used to repay the Advances. Draws on the line of credit bear interest rate equal to the Prime Rate plus 2% and mature on December 31, 1998. Draws on the line of credit are secured by one or more mortgages on certain of Legend's properties.

          (g) Holdings agreed to use its best efforts to assist Legend in attempting to refinance the Morgens Loan and/or the SoGen Loan as soon as practicable. If the refinancing of the Morgens and/or SoGen Loans is provided by Holdings it will be at the interest rates set forth in subparagraph (b) and (c) above through the period ending September 30, 1999. If the refinancing of the Morgens and/or SoGen Loans is provided by someone other than Holdings, it must be on terms generally available in the market except that Legend shall pay interest at no more than Prime Rate plus 3.5% or the 30-day LIBOR rate plus 3.0%, through the period ending September 30, 1999.

     The Company is not aware of any other material pending legal proceedings as of March 20, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Until the Merger, the Company's shares of common stock were listed on both the New York Stock Exchange and Chicago Stock Exchange, although principally traded on the New York Stock Exchange (the "NYSE") under the symbol "VMG." Prior to the Merger the Company had been advised by the NYSE that the merged entity would be required to file an original listing application and comply with the original listing criteria in order to continue the listing of the Company's shares on the NYSE. Since the Company had determined that the merged entity would not be able to satisfy certain of the quantitative standards imposed by the NYSE for an original listing, the Company filed an application, which was subsequently approved, to include its shares of common stock for quotation on the Nasdaq Small Cap Market ("Nasdaq"). Effective January 1997, the Company's shares of common stock began trading on the Nasdaq Small Cap Market tier of the Nasdaq Stock market under the symbol "LPRO." On July 31, 1997, as a result of the Company's inability to meet the NASDAQ Market Place Rules related to its audited financial statements, the Company's shares were removed from listing on the NASDAQ Small Cap Market. During the period between the Company's initial listing, and subsequent delisting from the Nasdaq Small Cap Market, the original listing requirements were changed. After its delisting, the Company was advised that it would be required to reapply and meet the original listing criteria for inclusion on the Nasdaq Small Cap Market. As of March 20, 1998 the Company does not believe that it can satisfy certain of the quantitative standards imposed by Nasdaq for an original listing.

     The range of high and low share prices as reported by the NYSE for each of the quarters in the year ended December 31, 1996 and for the quarters ended March 31, 1997 and June 30, 1997 as reported on the NASDAQ Small Cap Market, are as follows:

                                                      SHARE PRICE
                       -------------------------------------------------------------------------
                                       1996                                  1997
                       -------------------------------------   ---------------------------------
                                      QUARTER                               QUARTER
                       -------------------------------------   ---------------------------------
                        3/31      6/30      9/30      12/31     3/31     6/30     9/30    12/31
                       -------   -------   -------   -------   ------   ------   ------   ------
High.................  $14.075   $12.500   $10.150   $11.725   $7.875   $6.000    N/A      N/A
Low..................   10.150     9.375     6.250     2.725    5.250    2.125    N/A      N/A

     The 1996 quarterly high and low share price as provided above have been adjusted by multiplying the actual high and low stock price as reported per the NYSE by twenty-five, thus giving effect to the Company's reverse stock-split as approved by its stockholders.

     Based upon the Company's projected cash flow and capital needed to hold and maximize the long-term value of its assets, no distributions were declared by the Company during the years ended December 31, 1997 and 1996, nor does the Company anticipate the declaration of any such distributions in the near future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

     At March 20, 1998, there were 8,808 record holders of the Company's shares of common stock. Holdings owns approximately 79% of the outstanding shares of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     For financial reporting purposes, the December 31, 1996 Merger of Banyan and RGI/US was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. Accordingly, the historical consolidated financial statements of Legend and the selected financial data presented below for 1993-1996 are those of RGI/US.

                                                         FOR THE YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------------------------
                                          1997         1996(1)         1995          1994         1993(1)
                                      ------------   ------------   -----------   -----------   -----------
Cash and Cash Equivalents...........  $ 12,732,681   $  1,529,898   $   578,906   $   430,819   $    63,098
                                      ============   ============   ===========   ===========   ===========
Investment in Real Estate(1)........  $103,857,159   $128,834,222   $21,984,169   $14,153,666   $13,450,635
                                      ============   ============   ===========   ===========   ===========
Properties Owned at December
  31(1).............................             5              7             4             4             3
                                      ============   ============   ===========   ===========   ===========
Total Assets........................  $162,870,552   $184,110,129   $40,555,418   $36,061,717   $24,930,057
                                      ============   ============   ===========   ===========   ===========
Notes Payable to Banks and Others...  $ 60,411,332   $ 86,700,617   $23,288,065   $21,435,774   $12,619,520
                                      ============   ============   ===========   ===========   ===========
Payables to Related Parties.........  $ 72,893,927   $ 47,609,097   $25,728,682   $17,521,229   $15,892,081
                                      ============   ============   ===========   ===========   ===========
Total Revenues......................  $ 55,627,898   $ 36,623,291   $ 2,088,247   $ 2,410,407   $ 2,427,854
                                      ============   ============   ===========   ===========   ===========
Loss Before Extraordinary Item......  $(14,505,906)  $ (2,153,583)  $(4,069,032)  $(1,504,261)  $(2,491,127)
                                      ============   ============   ===========   ===========   ===========
Net Income (Loss)...................  $(14,505,906)  $ (2,153,583)  $(4,069,032)  $   971,097   $(2,491,127)
                                      ============   ============   ===========   ===========   ===========
Income (Loss) Per Share of Common
  Stock Before Extraordinary
  Item(2)...........................  $      (2.31)  $       (.49)  $      (.93)  $      (.34)  $      (.57)
                                      ============   ============   ===========   ===========   ===========
Net Income (Loss) Per Share of
  Common Stock(2)...................  $      (2.31)  $       (.49)  $      (.93)  $       .22   $      (.57)
                                      ============   ============   ===========   ===========   ===========

---------------
(1) "Investments in Real Estate" and "Properties Owned at December 31" include investments in Grand Harbor and Oak Harbor through December 31, 1995. Effective January 1, 1996, Grand Harbor Associates, Inc.(a wholly-owned subsidiary of Legend), a 45% owner of the Grand Harbor and Oak Harbor projects (The Projects), acquired an additional 45% interest in The Projects. Additionally, effective December 31, 1996, RGI/US merged with Banyan. Both of these business combinations were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. The accounts of these acquired companies have been included in the consolidated financial statements of Legend from the acquisition dates. RGI/US was incorporated in December 1993. Financial data for 1993 is for certain predecessor companies.

(2) For the years ended December 31, 1996 and 1997 the weighted average number of shares of Legend common stock outstanding was 4,392,163 and 6,286,322, respectively due to the recapitalization of RGI/US on December 31, 1996. At December 31, 1995, 1994, and 1993 the weighted average number of shares of Legend common stock outstanding was 4,386,983.

(3) Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company or Legend), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) with RGI U.S. Holdings, Inc. (RGI/US). For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. As of December 31, 1996, the historical consolidated financial statements of RGI/US became those of Legend Properties, Inc.

     Through December 31, 1995, Legend's revenues primarily consisted of rental revenue generated from the Lynnwood Center. Prior to January 1996, Grand Harbor Associates, Inc. (GHA) owned a 45% interest in Grand Harbor Property Holdings, Inc. (GHPH) and Oak Harbor Property Holdings, Inc. (OHPH) and recorded these investments using the equity method of accounting. In January 1996, GHA purchased an additional 45% interest in GHPH and OHPH. This business combination was accounted for under the purchase method of accounting. During 1996, operating results consisted primarily of the operations of Grand Harbor, Oak Harbor and the Lynnwood Center.

     In July, 1997 GHA acquired the remaining 10% interest in GHPH and OHPH from Grand Harbor Development Company (GHDC), a corporation majority owned by Don Proctor, the majority shareholder of Proctor Construction Company, which has an exclusive contract to provide development and construction services at Grand Harbor and Oak Harbor. Mr. Proctor was an officer of GHPH until his resignation in June 1997. Operating results for 1997 also include the operations of the Southbridge, Chapman's Landing and Laguna Seca Ranch projects owned by Banyan prior to the merger.

     During 1997, Legend focused its management efforts and financial resources on its core assets on the East Coast. Non-core assets, including a 565-acre land parcel (Laguna Seca Ranch) located in California and a 164,724 square foot retail shopping center located in the state of Washington (Lynnwood Center), were sold for approximately $33 million. In addition, the company headquarters was relocated to suburban Washington, D.C. As several of the Company's projects are in the initial stages of development, where major investments in infrastructure improvements are required to realize the market potential, significant financial resources were committed to infrastructure and amenity improvements.

     Legend is currently focused on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, Legend intends to develop and sell land parcels at Southbridge and Chapman's Landing. The Company's ability to fully implement its business plan is dependent on, among other things, securing long-term and short-term financing related to the developments on acceptable terms. There can be no assurances that the Company will be able to obtain the necessary financing on acceptable terms, if at all. See "Factors Affecting Legend's Business Plan" below.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has utilized internally generated funds, third party borrowing and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses. During 1997, the Company borrowed an additional $20,960,448 under a $21,000,000 line of credit from Holdings. In addition, the Company sold its non-core assets in order to provide the Company liquidity for its planned development activities.

     As of December 31, 1997, the Company's debt obligations totaled $133,305,259 of which $25,580,751 matures by December 31, 1998 and $83,965,765 by December 31, 1999. A substantial portion of the 1999 maturities relates to loans from Holdings ($72,893,927) of which a substantial portion ($57,460,696) matures on April 1, 1999.

     The Company's business plan for 1998 contemplates expenditures of approximately $27,000,000 for the continued development and construction at Southbridge, Chapman's Landing, Grand Harbor and Oak Harbor. The Company anticipates utilizing existing construction lines for the majority of the approximate $16 million of construction financing required at Grand Harbor and Oak Harbor and must arrange construction financing for the remainder and development financing of approximately $13 million for Southbridge and Chapman's Landing. The excess borrowings are to replace some of the internally funded development costs in 1997 at Southbridge with external borrowings.

     As noted above the Company has substantial debt repayments in 1998 and early 1999 under existing financings and requires additional financings to advance its business plan. As of December 31, 1997 the Company had $12,732,681 of cash and cash equivalents, which will not be sufficient to fund these obligations. There can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See "Factors Affecting Legend's Business Plan" below. The Company anticipates meeting its debt obligations in 1998 from existing cash resources and the release of restricted cash pledged as collateral on certain debt, through internally generated funds, and from refinancing.

     The cash flow generated from operations for each of Legend's projects can differ substantially from earnings, depending on the status of the development cycle. At the Southbridge and Chapman's Landing properties, which are in the initial stages of development, significant cash outlays are required for, among other things, obtaining zoning and other regulatory approvals, construction of amenities (including golf courses, clubhouses and recreation centers), sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures are capitalized, this can result in income reported for financial statement purposes during the initial years significantly exceeding operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

     Legend's cash and cash equivalents balance at December 31, 1997, and December 31, 1996, was $12,732,681 and $1,529,898, respectively. The increase in 1997 is attributable to cash provided by investing activities of $20,777,889, which is partially offset by cash utilized in operating and financing activities of $3,937,187 and $5,637,919, respectively.

     Cash Flows from Operating Activities: For the year ended December 31, 1997, Legend utilized cash in operating activities of $3,937,187.

     Cash utilized in operations in 1997 was primarily due to the following:

        - Net losses of $14,505,906, due primarily to operating losses at the Grand Harbor, Oak Harbor, Southbridge and Chapman's Landing developments, as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Lynnwood Center, gain on the sale of the Lynnwood Center of $195,076 and a gross margin on the sale of the Laguna Seca project of $4,013,444. Sales at Grand Harbor and Oak Harbor were less than anticipated, due primarily to a lower level of demand for new homes at these and similar-type developments in the Vero Beach area in 1997, when compared to 1996. Due to delays caused during the Merger proceedings and by the litigation discussed in Item 3 "Legal Proceedings," Legend was unable to start development activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, resulting in the closing on only 12 residential and one commercial lot at the Southbridge project during 1997. Corporate overhead expenses included costs associated with the merger and related lawsuit, as well as costs related to the formation of and transition to corporate offices in Seattle and suburban Washington D.C.

        - An increase in accounts and notes receivable and other assets of $541,903 and a decrease in accounts payable and other liabilities of $5,504,042 during 1997. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

     Partially offset by the following:

        - Sales of 44 and 30 units at Grand Harbor and Oak Harbor, respectively, and 12 residential and one commercial lot sale at Southbridge. These sales reduced inventory in the amount of $22,575,105 in 1997 which was offset by construction and development costs incurred at the development properties of $21,668,428. At Grand Harbor and Oak Harbor the construction of residential units continued, including the completion of a 24 unit condominium building and starting construction of a second identical condominium building at Oak Harbor and the introduction of several new product types at Grand Harbor. Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts.

        - The decrease in assets held for sale of $8,301,604 related to the Laguna Seca Ranch sale.

        - Related party interest expense of $4,721,217 was not paid during 1997 pursuant to the terms of the loan agreements.

        - Depreciation and amortization expense of $3,205,495 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs. As of June 30, 1996, management decided to dispose of the Lynnwood Center and discontinued recording depreciation.

     Cash Flows from Investing Activities: For the year ended December 31, 1997, Legend generated cash flow from investing activities of $20,777,889 primarily from sales proceeds of the Lynnwood Center of $19,436,029 (net of selling expenses) and the release of $7,260,767 from restricted cash and investments. These sources were partially offset by additions to property and equipment of $6,297,341, primarily at Oak Harbor for the construction of the Assisted Care Facility (ACF) and the nine-hole golf course. At December 31, 1996, Legend had, among other things, restricted cash deposited with a lender for the construction of the ACF. As construction occurred on the ACF during 1997, the lender released certain of these restricted amounts to Oak Harbor to fund the construction. Also, customer deposits previously received for the rental and sale of real estate were released to Grand Harbor and Oak Harbor. Additionally, Legend's indirect majority shareholder agreed to guarantee the repayment of a loan to a third party lender, which resulted in the release of restricted cash held by the lender of approximately $4.3 million during the third quarter of 1997.

     Cash Flows from Financing Activities: For the year ended December 31, 1997, Legend utilized net cash in financing activities in the amount of $5,637,919 primarily for the repayment of $45,942,347 of indebtedness from external parties, partially offset by proceeds from borrowings of $19,653,062 from external parties and $20,702,720 from related parties. The $20,702,720 from related parties was used to fund development, construction and operating costs associated with the properties, as well as costs associated with the Merger, relocation and litigation.

     The Company borrowed an additional $19,653,062 from external parties ($12,617,954 at Grand Harbor and $7,035,108 at Oak Harbor), which was used primarily to fund certain construction and development costs, and to "refinance" existing construction and development revolving loans. Repayments on external debt totaled $45,942,347 for Grand Harbor ($19,996,068), Oak Harbor ($11,126,466), Lynnwood Center ($14,437,813) and Southbridge ($382,000). Funding
for the repayment of the indebtedness on the Lynnwood Center was made from the net sale proceeds of the Lynnwood Center. The other repayments were made primarily from funds generated through the preceding borrowings and through sales of residential units and club memberships.

RESULTS OF OPERATIONS

     The Company does not believe that its consolidated statement of operations for the years ended December 31, 1997, 1996 and 1995 are comparable due to the accounting treatment utilized for the Merger and the Company's purchase of additional interests in certain properties. To allow for a comparison of results the Company has utilized Pro Forma information as described below to compare 1997 to 1996 and 1996 to 1995.

  1997 compared to 1996

     Results of operations for the year ended December 31, 1997, include the consolidated revenues and expenses of Southbridge, Chapman's Landing, Laguna Seca, Grand Harbor, Oak Harbor and the Lynnwood Center, whereas the results of operations for 1996 include only Grand Harbor, Oak Harbor and the Lynnwood Center. As a result, Legend believes that its consolidated statement of operations for the year ended December 31, 1997, are not comparable with its consolidated statement of operations for the year ended December 31, 1996. To allow for comparability of period-to-period variances, the results of operations for the year ended December 31, 1997, are compared to unaudited pro forma results of operations for the year ended December 31, 1996 ("Pro Forma 1996"). The Pro Forma 1996 information has been prepared as if the Merger had occurred on January 1, 1996.

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                                 ACTUAL       PRO FORMA
                                                                  1997           1996
                                                              ------------   ------------
Revenues:
     Real estate sales......................................  $ 43,595,507   $ 25,445,563
     Club operations........................................     5,344,575      4,256,917
     Patient service........................................     2,718,014      2,617,615
     Rent...................................................     2,186,157      2,713,740
     Other..................................................     1,783,645      1,822,350
                                                              ------------   ------------
          Total revenues....................................    55,627,898     36,856,185
                                                              ------------   ------------
Operating costs and expenses:
     Real estate sales......................................    31,343,932     18,172,004
     Club operations........................................     6,364,169      4,827,002
     Patient service direct costs...........................     1,521,292      1,378,808
     Rental operations......................................       359,325        788,081
     Other..................................................       612,207        594,413
     Provision for loss on assets held for sale.............            --      1,000,000
     Selling, general and administrative....................    18,265,252     13,412,275
     Depreciation and amortization..........................     1,780,904      1,249,179
                                                              ------------   ------------
          Total operating costs and expenses................    60,247,081     41,421,762
                                                              ------------   ------------
Operating loss..............................................    (4,619,183)    (4,565,577)
                                                              ------------   ------------
Other income (expense):
     Interest income........................................     1,386,920        756,782
     Interest income, related party.........................        73,339        146,277
     Interest expense.......................................    (7,503,319)    (8,293,772)
     Interest expense, related party........................    (4,823,954)    (2,906,595)
     Other, net.............................................       727,575      1,175,696
                                                              ------------   ------------
          Net other expense.................................   (10,139,439)    (9,121,612)
                                                              ------------   ------------
Loss before equity in income of investee and minority
  interest..................................................   (14,758,622)   (13,687,189)
Equity in income of investee................................            --        947,419
Minority interest in losses of consolidated subsidiaries....       252,716        257,572
                                                              ------------   ------------
Net loss....................................................  $(14,505,906)  $(12,482,198)
                                                              ============   ============

     Total revenues for the year ended December 31, 1997 and for Pro Forma 1996 were $55,627,898 and $36,856,185, respectively. Real estate sales increased by $18,149,944 to $43,595,507 in 1997 from $25,445,563 in Pro Forma 1996. In the year ended December 31, 1997, real estate sales at Grand Harbor, Oak Harbor, Southbridge and Laguna Seca Ranch were $17,840,512, $11,810,224, $1,162,500 and $12,782,271, respectively, compared to sales of $19,500,609 and $5,944,954 at Grand Harbor and Oak Harbor, respectively, in the comparable period of Pro Forma 1996. A total of 44 Grand Harbor residential units were sold during 1997 at an average sale price of approximately $365,000 as compared to 55 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $315,000. Also included in real estate revenues for Grand Harbor is sale of club equity memberships of $ 1,549,500 and $1,375,500, for 1997 and 1996 respectively. A total of 30 Oak Harbor residential units were sold during 1997, at an average sale price of approximately $392,000. Since the fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor only 13 units were sold, at an average sale price of approximately $457,000. Since sales prices range from $165,000 to approximately $1,100,000 at Grand Harbor and Oak Harbor, the average sales price of residential units may fluctuate significantly from period to period depending upon the type of product sold.

     Due to delays in finalizing the Merger and subsequent litigation, Legend was unable to start development activities at the Southbridge and Chapman's Landing properties as originally anticipated, and only 12 residential lots were sold at Southbridge during 1997, at an average sale price of approximately $42,000. In addition, one commercial lot of approximately 1.5 acres was sold for $652,500. No lots were sold during 1996 at Southbridge. Development at Chapman's Landing has not yet commenced.

     Also included in real estate sales is the sale of the Laguna Seca Ranch project in Monterey County, California. The sale closed in late December 1997 and generated net sales proceeds of $12,782,271, and a gross margin of $4,013,444.

     Furthermore, the Lynnwood Center was sold in mid November 1997 for net sales proceeds, after selling expenses, of $19,436,029, generating a gain of $195,076. Rent revenues decreased $527,583 from $2,713,740 in Pro Forma 1996 to $2,186,157 in 1997 mainly due to the fact that the Lynnwood Center was sold in the middle of November 1997 and because 1996 included the results of the 120 S. Spalding property, which was sold in April 1996 prior to the Merger.

     Contributing to the increase in total revenues was an increase in revenues generated by club operations at Grand Harbor and Oak Harbor. The club at Grand Harbor increased revenues $557,006 from $4,256,917 in Pro Forma 1996 to $4,813,923 in 1997, due primarily to the increase in overall memberships and related activities. The Oak Harbor Club did not begin operations until March 1, 1997, and generated revenues of $530,652 for 1997.

     Total costs and expenses increased $18,825,319 to $60,247,081 in 1997, from $41,421,762 for Pro Forma 1996. The increase was due primarily to an overall increase in real estate sales and an increase in general and administrative costs due to increased activity.

     Gross margin as a percentage of real estate sales was 28% (27% excluding the sale of the Laguna Seca Ranch project) for 1997, compared to 29% for the comparable period in Pro Forma 1996. During 1997, costs associated with the sale of residential units at Oak Harbor and lot sales at Southbridge were also included whereas Pro Forma 1996 results reflected costs associated with sales at Oak Harbor for only a quarter of the year since sales commenced in the fourth quarter of 1996 and Southbridge had no sales activity in 1996. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly from period to period depending upon the type of product sold and the number of "trade in" sales. Gross margins on residential and commercial lot sales at Southbridge during 1997 were 20% and 35% respectively.

     Selling, general and administrative (SG&A) expenses increased $4,852,977 to $18,265,252 in 1997, from $13,412,275 in Pro Forma 1996. The increase was due primarily to an increase in SG&A expenses at the corporate office and Oak Harbor, and secondly increases at Grand Harbor and Southbridge due to increased activity. The increase for the corporate office is attributable to the relocation of the office from Chicago to Seattle and subsequently to suburban Washington D.C., legal costs related to the litigation associated with the

Merger and the settlement costs associated with the litigation. Increases at Oak Harbor reflected a full year of operations in 1997 versus a partial year in Pro Forma 1996.

     Expenses related to club operations increased $1,537,167, from $4,827,002 in Pro Forma 1996 to $6,364,169 in 1997. The increase resulted from higher activity at the Grand Harbor Club, and the increase in Oak Harbor club activities which commenced in March 1997.

     Rental operations expenses decreased $428,756 to $359,325 for the year ended December 31, 1997, from $788,081 in Pro Forma 1996. The Pro Forma 1996 amount includes costs of approximately $391,000 associated with the operation of the 120 S. Spalding property, which was sold in April 1996.

     Depreciation and amortization expense increased from $1,249,179 in Pro Forma 1996 to $1,780,904 in 1997 due primarily to the commencement of depreciation on the Oak Harbor clubhouse. Partially offsetting this was management's decision as of June 30, 1996 to dispose of the Lynnwood Center and discontinued recording depreciation on the related assets, and a provision of $1 million was recorded to reflect the expected loss on the disposal.

     Interest expense decreased $790,453 to $7,503,319 in 1997, from $8,293,772 in Pro Forma 1996, and related party interest expense increased $1,917,359 to $4,823,954 in 1997, from $2,906,595 in Pro Forma 1996. The decrease in interest expense is primarily due to a reduction in external indebtedness resulting from sales of residential units and partially from refinancings using related party debt. In contrast, the increase in related party interest expense is attributable to additional borrowings from related parties for operations and development at the properties and refinancing of external debt.

     Equity in income of investee in the Pro Forma 1996 amount related to an investment in a joint venture, which was sold during 1996.

     The combination of the above changes resulted in a net loss of $14,505,906 ($2.31 per share) in 1997, as compared to a net loss of 12,482,198 ($2.85 per share) in Pro Forma 1996.

  1996 compared with 1995

     Results of operations for the year ended December 31, 1996 include the consolidated revenues and expenses of Grand Harbor, Oak Harbor and the Lynnwood Center, whereas the results of operations for 1995 include only the consolidated results of the Lynnwood Center, since Legend's 45% interest in Grand Harbor and Oak Harbor was accounted for under the equity method. As a result of this change, Legend believes that its consolidated financial statements as of and for the year ended December 31,1996 are not comparable with its consolidated financial statements as of and for the year ended December 31, 1995. To allow for comparability of period to period variances, the results of operations for 1996 are compared to unaudited pro forma results of operations for 1995 ("Pro Forma 1995"). The Pro Forma 1995 information has been prepared as if the 45% acquisition of interests had been made on January 1, 1995.

     For this comparison the actual results of operations are used for 1996, in contrast to Pro Forma 1996 which was used in the comparison of results of operations for 1997 compared with 1996.

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                                ACTUAL       PRO FORMA
                                                                 1996          1995
                                                              -----------   -----------
Revenues:
     Real estate sales......................................  $25,445,563   $16,334,806
     Club operations........................................    4,256,917     3,622,334
     Patient service........................................    2,617,615     2,380,767
     Rent...................................................    2,480,846     1,872,392
     Other..................................................    1,822,350     1,405,921
                                                              -----------   -----------
          Total revenues....................................   36,623,291    25,616,220
                                                              -----------   -----------
Operating costs and expenses:
     Real estate sales......................................   18,172,004    10,937,011
     Club operations........................................    4,827,002     4,917,841
     Patient service direct costs...........................    1,378,808     1,260,640
     Rental operations......................................      396,696       399,501
     Other..................................................      594,413       734,442
     Provision for loss on assets held for sale.............    1,000,000            --
     Selling, general and administrative....................    7,073,640     7,081,155
     Depreciation and amortization..........................    1,227,565     1,394,264
                                                              -----------   -----------
          Total operating costs and expenses................   34,670,128    26,724,854
                                                              -----------   -----------
     Operating income (loss)................................    1,953,163    (1,108,634)
                                                              -----------   -----------
Other income (expense):
     Interest income........................................      746,035     1,422,114
     Interest expense.......................................   (5,601,327)   (8,126,806)
     Other, net.............................................      491,034       415,340
                                                              -----------   -----------
          Net other expense.................................   (4,364,318)   (6,289,352)
                                                              -----------   -----------
Loss before minority interest...............................   (2,411,155)   (7,397,986)
Minority interest in losses of consolidated subsidiaries....      257,572       683,515
                                                              -----------   -----------
Net loss....................................................  $(2,153,583)  $(6,714,171)
                                                              ===========   ===========

     Total revenues for the year ended December 31, 1996 and for Pro Forma 1995 were $36,623,291 and $25,616,220, respectively. Real estate sales increased $9,110,757 to $25,445,563 in 1996 from $16,334,806 in Pro Forma 1995. A total of
55 Grand Harbor residential units were sold during 1996 at an average sale price of $315,000 as compared to 43 units sold during 1995 at an average sale price of $298,000. 1996 was the first year of sales of residential units at Oak Harbor, and a total of 13 units were sold during 1996 at an average sale price of $457,000. Contributing to the increase in total revenues was an increase in the sale of club memberships and revenues generated by club operations at Grand Harbor during 1996 as compared to 1995. Grand Harbor Club operations revenues increased $634,583 in 1996 to $4,256,917 from $3,622,334 in Pro Forma 1995. The club operations revenue increases for the year ended December 31, 1996 as compared to the Pro Forma Year Ended December 31, 1995 were due primarily to the increase in overall membership and related activities. The Oak Harbor Club did not begin operations until March 1, 1997. Rent revenues increased $608,454 in 1996 to $2,480,846 from $1,872,392 in Pro Forma 1995. The increase was the result of an increase in the occupancy percentage. The year end occupancy rate for the Lynnwood Center in 1996 and 1995 was 95% and 88% respectively. The Lynnwood Center was sold in November 1997.

     Total operating costs and expenses increased $7,945,274 to $34,670,128 for the year ended December 31, 1996 from $26,724,854 for the Pro Forma Year Ended December 31, 1995. The overall increase was primarily due to increased real estate sales at Grand Harbor and Oak Harbor, increased membership in the Grand

Harbor Club, a $1,000,000 provision taken in 1996, partially offset by the discontinuance of the recording of depreciation expense on the Lynnwood Center as of June 30, 1996. Gross margin as a percentage of real estate sales amounted to 29% in 1996 compared to 33% in Pro Forma 1995. Gross margin percentages vary materially based on the type of unit sold. The provision was recorded to reflect the expected loss on the disposal of the Lynnwood Center based on its estimated fair value less selling costs due to management's decision to dispose of the property. This property was sold in November 1997.

     Interest expense decreased $2,525,479 to $5,601,327 in 1996 from $8,126,806 in Pro Forma 1995. The decrease was primarily a result of the conversion of related party payables to equity of Legend amounting to $21,663,015 in January 1996.

     The combination of the above changes resulted in a net loss of $2,153,583 ($0.49 per share) in 1996 as compared to a net loss of $6,714,171 ($1.53 per share) in Pro Forma 1995.

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

  Substantial Debt Obligations

     As of December 31, 1997 Legend's outstanding notes payable to banks and others aggregated $60,411,332, of which $21,445,859 matures in 1998, $15,206,730 in 1999, $19,709,401 in 2000, $361,396 in 2001, $378,621 in 2002 and $3,309,325
thereafter. Additionally, as of December 31, 1997 outstanding payables to related parties totaled $72,893,927, of which $4,134,892 matures in 1998, and $68,759,035 in 1999.

     As noted above the Company has substantial debt repayments in 1998 and early 1999 under existing financings and requires additional financings to advance its business plan. As of December 31, 1997 the Company had $12,732,681 of cash and cash equivalents, which will not be sufficient to fund these obligations. There can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. The Company anticipates meeting its debt obligations in 1998 from existing cash resources and the release of restricted cash pledged as collateral on certain debt, through internally generated funds, and from refinancing.

     Legend's ability to service its debts and other obligations when they become due will depend on various factors affecting its properties, such as operating expenses and construction schedules, which, in turn, may be adversely affected by general and local economic conditions. Certain expenditures, such as loan payments and real estate taxes are typically fixed obligations and are not necessarily decreased by adverse events affecting revenues generated by the properties. Therefore, expenditures for developing properties may exceed the income derived from the sale of lots or homes and Legend may have to obtain funds from other sources to operate and maintain a property in order to protect its investment.

  Need for Additional Capital

     Funds from operations and proceeds from the sale of assets will not be sufficient to allow Legend to complete its business plans for its remaining properties. There can be no assurance that additional capital will be available to Legend or that, if available, the terms and conditions will be acceptable to Legend or will not be dilutive to Legend's stockholders. A failure to secure additional capital when needed would have a material adverse effect on Legend's results of operation and financial condition.

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

  Construction and Development Activities

     Development and construction activities are subject to numerous risks including delays in construction, certain of which (for example, acts of God, labor strikes or shortages of supplies) may not be controllable, and quality of construction, which depends upon a number of factors including the professional capabilities of the contractor(s), site constraints, adherence to plans and specifications, adequacy of supervision, and financial ability of the developer to bear any unanticipated additional costs of construction. Similarly, development and construction activities generally require various governmental and other approvals and permits, the issuance or granting of which cannot be assured. There can be no assurance Legend will be able to secure all entitlements and permits necessary to complete the development and construction of each of its properties. Further, these activities require the expenditure of funds on, and the devotion of management's time to, projects which may not be completed or which, if completed, may not be completed on time or on budget. Likewise, financing may not be available on favorable terms, if at all, for construction and development projects and delays in completing construction and development could result in increases in debt service costs.

     Legend currently provides, and will continue to provide, certain warranties with respect to the quality of the construction of the homes built at Grand Harbor and Oak Harbor. In addition, Florida law requires homebuilders to provide for certain additional warranties that cannot be disclaimed. Regardless of whether there are actual deficiencies in the quality of materials used or the construction of the homes built at Grand Harbor and Oak Harbor. The cost of settling, or the failure to settle, any presently unasserted claims in the future may have a material adverse effect on Legend's future results of operations and financial condition.

  Lack of Geographic Diversification

     The Chapman's Landing, Southbridge and Ashburn Corporate Center properties are located in close proximity to Washington, D.C. Similarly, Grand Harbor and Oak Harbor are both located in close proximity to Vero Beach, Florida. Economic weakness or recession in either of these two areas, or the occurrence of other adverse circumstances could have a material adverse effect on Legend's results of operation and financial condition.

  Government Regulation

     Land Use and Zoning. Federal, state and local regulations may be promulgated which could have the effect of restricting or curtailing certain uses of land or existing structures or requiring renovation or alteration of these structures. Any restrictions on the anticipated development of Legend's properties could affect the market for and price of the lots or homes and prevent or delay sales. Furthermore, obtaining any additional permits or other consents of local governments for development of properties may require public hearings and meetings with public officials and community groups. There can be no assurance that some or all of the entitlements relating to Legend's properties will not be revoked or modified in the future. From time to time, governmental entities have imposed limitations on the development of certain areas because of perceived overbuilding or for other reasons. In addition, it may be difficult or impossible to modify existing zoning to respond to changing market conditions in order to increase the realizable value of the property. Any revocation or modification, or refusal to modify existing entitlements, could have a material adverse effect on Legend's results of operations and financial condition.

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner, operator, manager or developer of real estate may be liable for the cost of removing or remediating certain hazardous or toxic substances (including asbestos containing materials) on, under or in real estate owned, operated, managed or developed. These enactments often impose liability without regard to whether the owner, operator, manager or developer knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation and the liability therefor as to any property is generally not limited under these enactments and could exceed the value of the property or the aggregate assets of the owner, operator, manager or developer. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect an owner's ability to sell or rent the property, or to borrow money using the property as collateral. In addition, liability may be imposed for releasing asbestos containing materials into the air. In connection with owning and operating its properties, Legend may be potentially liable for these costs. Legend does not maintain insurance for any of these potential environmental liabilities and does not anticipate securing any such insurance in the foreseeable future.

     Americans With Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must comply with certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that buildings be made accessible to people with disabilities. Noncompliance with these requirements could result in the imposition of fines by the federal government or an award of damages to private litigants. Management believes that Legend is substantially in compliance with federal requirements related to access and use by disabled persons.

     Healthcare Regulations. Healthcare operations in the State of Florida are subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business. Currently, no federal rules explicitly define or regulate assisted living. In addition, the Royal Palm Convalescent Center does not accept Medicare or Medicaid reimbursement. However, federal, state or local laws or regulatory procedures which might adversely affect assisted living businesses could be expanded or imposed and changes to licensing and certification standards could have a material adverse effect on Legend's results of operations and financial condition.

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

  Bankruptcy Risks

     If Legend were to default on its indebtedness, it may be required to restructure its financial affairs under the Federal Bankruptcy Code or seek some other type of restructuring. A restructuring or other reorganization under the Bankruptcy Code or otherwise may result in the Stockholders losing their entire interest in the Company.

  Issuance of Preferred Stock or Common Stock

     Legend's board of directors has the authority to issue preferred stock in one or more series or classes with such designations, preferences and rights and such qualifications, limitations or restrictions as determined by the board. The issuance of preferred stock or common stock could have a dilutive or other material adverse effect on the holders of Legend's shares of common stock.

  Shares Available for Future Sale

     As of December 31, 1997, Holdings owns approximately 79% of Legend's outstanding shares of common stock. These shares are subject to resale restrictions but a portion may, in certain circumstances, be registered for sale. Sales of a substantial number of these shares of common stock in the public market or the perception that sales could occur could adversely affect the market price of the common stock and Legend's ability to raise capital in the future.

  Dividend Policy

     The Company has not paid cash dividends since the first quarter of 1990 and does not contemplate paying cash dividends until it generates sustainable cash flow in excess of its capital needs. There can be no assurance that Legend will ever generate sufficient cash flow to pay dividends to its stockholders. In addition, certain of Legend's loan agreements prohibit the payment of dividends. If Legend issues preferred stock with a dividend, the stockholders' right to receive dividends, if any, will be subordinated to that of the holders of preferred stock.

  Computer Systems

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Additionally, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not engage in trading currencies or in any hedging activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page F-1 of this Report for financial statements and financial statement schedules, where applicable.

     See Item 6, "Selected Financial Data," for the supplemental financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company), is the surviving corporation from the December 31, 1996 merger of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings, Inc. (RGI/US).

     Effective December 31, 1996, the Company has engaged the independent accounting firm of KPMG Peat Marwick LLP (KPMG) to serve as its principal independent accountant, to audit the Company's consolidated financial statements. KPMG was the principal independent accountant for RGI/US, and audited RGI/US consolidated financial statements as of and for the years ended December 31, 1993, 1994, and 1995.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and the executive officers of the Company are:

Walter E. Auch, Sr...................  Director
Jon Alvar Oyasaeter..................  Director
Jan Petter Storetvedt................  Director, Chairman of the Board
Robert M. Ungerleider................  Director
Fred E. Welker.......................  Director
Edward F. Podboy, Jr.................  President and Chief Executive Officer
                                       Vice President, Chief Financial Officer and
Robert B. Cavoto.....................  Assistant Secretary
                                       Vice President, General Counsel and
Peter J. Henn........................  Secretary

     Walter E. Auch, Sr., age 76, was the Chairman and Chief Executive Officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, he was Executive Vice President, Director and a member of the executive committee of Paine Webber. Mr. Auch is a Director of Pimco L.P., Geotek Communications, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds, Fort Dearborn Fund, Semele Group, Inc. and BSRT Management Corp. and a Trustee of Banyan Strategic Realty Trust, Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Company since 1988.

     Jon Alvar Oyasaeter, age 36, is presently Vice President, Investments of Aker RGI ASA. He is responsible for following up projects and operations within industry and real estate. He has been employed by Aker since 1986, serving in a number of leading positions in the group. He is a graduate of the Norwegian School of Economics and Business Administration. Mr. Oyasaeter has been a director of the Company since August 1997.

     Jan Petter Storetvedt, age 42, has been a director of OR Consult AS, a company primarily involved with providing services to companies where Aker RGI ASA's major shareholder is involved, since September 1997. From March 1997 to August 1997 Mr. Storetvedt was the Senior Vice President, Investment Real Estate of Aker RGI ASA. In addition, since December 1991, he has been President, Chief Executive Officer and a Director of Avantor ASA, a Norwegian publicly traded real estate company. Since March 1997, he has served as chairman of the board of Avantor ASA. Mr. Storetvedt has been Chairman of the Board of the Company since June 1997.

     Robert M. Ungerleider, age 56, is presently the President of Pilot Books, a book publisher located in Greenport, New York, and practices law with and is of counsel to the firm of Felcher, Fox & Litner P.C., in

New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law for ten years. Mr. Ungerleider received his B.A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Company since 1988.

     Fred E. Welker, III, age 50, has been the President of Realty Financial Advisors, Inc., a real estate investment banking firm, since January 1993. From 1982 to 1992, Mr. Welker was the Executive Vice President for the Southeast Regional Office of Sonnenblick-Goldman Company, a real estate investment banking firm. From 1981 to 1982, Mr. Welker was Vice President-Joint Ventures for American Savings & Loan Association, and from 1976 to 1981 he was a commercial loan officer with First Federal of Broward (merged with Glendale Federal). Mr. Welker has been a director of the Company since January 1997.

     Edward F. Podboy, Jr., age 50, has been the President of the Company since August 1997. Prior to his appointment, Mr. Podboy was the President of LPI Development, Inc., a subsidiary of the Company. From 1991 to 1997 he was a Vice President with Banyan Management Corp. He has also been the Chief Financial Officer for United Development Co., was a management consultant for the public accounting firm Coopers & Lybrand and Chief Financial Officer of a mortgage banking Operation.

     Robert B. Cavoto, age 37, has been Vice President, Chief Financial Officer and Assistant Secretary of the Company since November 1997. During 1997, prior to this appointment, Mr. Cavoto was a financial consultant to LPI Development, Inc., a subsidiary of the Company. From 1991 to 1997, he was an Asset Manager with Banyan Management Corp., and was responsible for entitlement, development, financing and disposition activities for a portfolio of mixed-use and residential land developments. From 1988 to 1991, Mr. Cavoto was Vice President of finance for a real estate company. Prior to that he was a manager in KPMG Peat Marwick LLP's real estate practice. Mr. Cavoto received his B.S in accounting from Northern Illinois University and is a Certified Public Accountant.

     Peter J. Henn, age 37, has been Vice President, General Counsel and Secretary of the Company since November 1997. Since March 1994, Mr. Henn has represented certain of the Company's Florida subsidiaries and provided real estate closing and escrow services to the Company as President of Harbor Title & Escrow Company. Mr. Henn received his B.A. and M.A. in Economics from Florida Atlantic University and his J.D. from the University of Miami School of Law.

     In connection with the relocation of the Corporate offices from Seattle, Washington to suburban Washington, D.C., the Company's previous executive officers; Messrs. Kenneth L. Uptain, President and Chief Executive Officer, Raymond J. Whitty, Chief Financial Officer, Treasurer and Secretary and Christian J. Pollak, Vice President and Corporate Controller, resigned during 1997. Mr. Kenneth Uptain also resigned as a Director of the Company and was replaced by Mr. Jon Alvar Oyasaeter.

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

B. EXECUTIVE COMPENSATION

     Salary Compensation Table. The following information is furnished with respect to the current and former Chief Executive Officers (no other Executive Officer employed at the end of 1997 exceeded $100,000).

                                                           ANNUAL COMPENSATION
                                                        -------------------------    ALL OTHER
             NAME AND PRINCIPAL POSITION                YEAR    SALARY     BONUS    COMPENSATION
             ---------------------------                ----   --------   -------   ------------
Edward F. Podboy, Jr..................................  1997   $133,802   $44,985     $ 31,000
Chief Executive Officer (1)...........................  1996        n/a       n/a          n/a
                                                        1995        n/a       n/a          n/a
Kenneth L. Uptain,....................................  1997   $283,131        --           --
Former Chief Executive Officer (2)....................  1996        n/a       n/a     $100,000
                                                        1995        n/a       n/a     $100,000

---------------
(1) Mr. Podboy has served as President and Chief Executive Officer of the Company since August 1997. From April to August 1997, Mr. Podboy served as President of LPI Development, Inc. a subsidiary of the Company. All other compensation includes $31,000 in relocation expenses.

(2) Mr. Uptain served as Chief Executive Officer of the Company from December 1996 to August 1997. For 1996 and 1995 the Company paid $100,000 annually to K.L. Associates, a corporation of which Mr. Uptain is the sole shareholder, for consulting services.

     The Company has entered into a three (3) year Employment Agreement with Edward F. Podboy, to serve as the Company's President and Chief Executive Officer. Under the agreement, the Company will pay Mr. Podboy a base compensation equal to $225,000 in year one, $235,000 in year two and $245,000 in year three. In addition to the base compensation, the Company will also pay Mr. Podboy incentive compensation equal to: (i) a variable percentage of total revenue of the Company based on overall Company performance in relation to the adopted budget for the Company; (ii) a percentage of funds raised for the Company's benefit through recapitalization loans or joint ventures with third parties; (iii) a percentage of revenue for selling certain non-core assets at predetermined prices; and (iv) a percentage of total revenue received if the Company is sold or there is a change of control of the Company. The Company also anticipates granting Mr. Podboy options to purchase shares of the Company's common stock under a Stock Option Plan.

     Under the agreement, Mr. Podboy is also entitled to receive the balance owed to him under the contract, but no less than one year's base compensation plus 1.5% of the asset values which are part of the transaction less any debt obligations (unless the obligations are assumed) upon a sale or change of control of the Company. Mr. Podboy is also entitled to receive the standard benefits package for Company employees plus a car allowance of $500 per month, life insurance equal to two times base compensation and disability insurance equal to 100% of base compensation for the first six months, and 60% of base compensation until age 65. The agreement is terminable by the Company with or without cause under certain circumstances set forth in the agreement.

     Mr. Leonard Levine served as President and Chief Executive Officer of the Company from January 1990 through December 1996. Pursuant to the Merger, Mr. Levine's resignation was given and his employment was terminated without cause following a change of control of the Company (as defined in the Merger agreement). However, the Company remains obligated to pay Mr. Levine his base salary as defined in the amended employment agreement through its expiration date of December 31, 1998. Mr. Levine was paid approximately $110,000 in base salary for the fiscal year ended December 31, 1997 and will be paid approximately $110,000 in base salary for the fiscal year ended December 31, 1998. These obligations to Mr. Levine were accrued for as part of the accounting for the Merger.

C. EXECUTIVE AND DIRECTORS' STOCK OPTION PLAN

     On June 25, 1993, the Company's stockholders approved and adopted the 1993 Executive and Directors' Stock Option Plan (the "Plan"). The Plan grants the Board of Directors the authority to issue up to

40,000 shares (adjusted for the stock split) of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Under the Director Option Grant Program, each Director holding office on the tenth business day after adjournment of the annual meeting automatically receives an option to acquire 1,000 shares. Options granted vest 50% upon the first anniversary of the date of the grant and 50% upon the second anniversary of the date of the grant and expire ten years from the date of the grant. The exercise price for the options granted in July 1997, January 1997 (1996 Annual Meeting), 1995, 1994 and 1993 is $4.50, $7.75, $15.64,
$17.19 and $15.64 per share, respectively.

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

     Options granted under the Plan are not transferable except by will or by the laws of descent and distribution, and are exercisable during an optionee's lifetime only by the optionee or the appointed guardian or legal representative of the optionee. Upon the: (a) death or permanent and total disability of an optionee; or (b) retirement in accord with the Company's retirement practices, then any unexercised options to acquire shares will be exercisable at any time within one year in the case of (a) and ninety days in the case of (b) (but in no case beyond the expiration date specified in the Option Agreement). If, while unexercised options remain outstanding under the Plan, the Company ceases to be a publicly traded company, or if the Company merges with another entity or a similar event occurs, all options outstanding under the Plan shall immediately become exercisable at that time.

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

     Pursuant to the Plan, the Board granted an aggregate 14,440 options thru December 31, 1996. Pursuant to the Company's Merger on December 31, 1996 which resulted in a change in control (as defined in the Merger agreement), substantially all stock options issued to the executive officers and various employees of Banyan Management Corp. under the Executive Option Grant Program became fully vested and exercisable until December 31, 1997. None of these options were exercised and have been cancelled.

     The exercise prices as well as the number of shares issuable on any options granted prior to the Merger have been adjusted to give effect to the Company's 25 to 1 reverse stock-split as approved by its stockholders.

     Options granted after December 31, 1996 (other than which have been described above) under the Executive Option Grant Program will be exercisable and vested in installments as follows: (1) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) an additional 33.4% of shares commencing on the third anniversary of the date of grant. Options for all shares as granted under the Director Option Grant Program will be exercisable and vest as follows: (i) 50.0% of the number of shares commencing on the first anniversary of the date of grant; and (ii) an additional 50.0% of the number of shares commencing on the second anniversary of the date of grant. The Board is granted discretion to determine the term of each

Option granted under the Executive Option Grant Program, but in no event will the term exceed ten years and one day from the date of grant.

     There were no stock options granted or exercised by any present or former executive officer during the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following entity is known by the Company (based on filings on Schedule
13d) to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1998.

                                            NAME AND ADDRESS OF              AMOUNT OF           PERCENT
          TITLE OF CLASS                     BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF INTEREST
          --------------             ---------------------------------  --------------------   -----------
Shares of Common Stock, $0.01 par
  value............................  RGI Holdings, Inc. and affiliates       4,996,846             79%
                                     1420 Fifth Avenue, Suite 4200
                                     Seattle, Washington 98101

     The following table sets forth the ownership interest and shares owned directly or indirectly by the directors and principal officers of the Company as of March 31, 1998:

                                       NAME AND ADDRESS OF             AMOUNT OF            PERCENT
          TITLE OF CLASS                 BENEFICIAL OWNER       BENEFICIAL OWNERSHIP(1)   OF INTEREST
          --------------            --------------------------  -----------------------   ------------
Shares of Common Stock,
  $0.01 par value.................  Walter E. Auch, Sr.            640 Shares             Less than 1%
Shares of Common Stock,
  $0.01 par value.................  Robert M. Ungerleider         1,560 Shares            Less than 1%
Shares of Common Stock,
  $0.01 par value.................  All Directors and Officers    2,200 Shares            Less than 1%
                                    of the Company, as a group
                                    (8 persons)

---------------
(1) Excludes 8,340 options granted to acquire shares at prices ranging from $7.74 to $28.125 per share which have vested.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of certain relationships and other significant transactions with related parties during 1997 and outstanding intercompany balances as of December 31, 1997 and 1996:

  Consulting and Other Fees

     The Company paid the law firm of Peter J. Henn, P.A. $175,550 during the fiscal year ending December 31, 1997 for legal services provided to the Company by Peter J. Henn, the Company's Vice President, General Counsel and Secretary. Mr. Henn received no other compensation from the Company for serving as an officer of the Company. Harbor Title & Escrow Company provides all title insurance that the Company is obligated to deliver to purchasers of its Florida properties. Mr. Henn is the sole owner and President of Harbor Title & Escrow Company and received $64,500 in title insurance premiums from the Company during the fiscal year ending December 31, 1997. Harbor Title & Escrow Company charges the Company the minimum title insurance rates allowed under Florida law as determined by the Florida Department of Insurance.

     The Company has entered into a Legal Service Agreement with the law firm of Peter J. Henn, P.A. which provides, among other things, that the Company will pay $200,000 for legal services provided to the

Company for the fiscal year ending December 31, 1998 and that Harbor Title & Escrow will continue to provide title insurance that is required at the minimum title insurance rates allowed under Florida law.

  Payables

     Payables to related parties consist of the following at December 31:

                                                                1997          1996
                                                             -----------   -----------
Unsecured note payable to parent, interest at the prime
  rate plus 5% (13.25% at December 31, 1996), principal and
  interest due on demand...................................  $        --       400,000
Mortgage note payable to parent, interest accrues at the
  lower of prime rate plus 2% or 30-day LIBOR rate plus
  2.5% (8.22% at December 31, 1997). Interest payable at
  December 31, 1998 and April 1, 1999, principal due April
  1, 1999, secured primarily by certain real estate
  inventory................................................    6,391,084     6,391,084
Unsecured note payable to parent, interest accrues at LIBOR
  plus 1% (6.72% at December 31, 1997), principal and
  interest due April, 1999.................................    4,012,667     4,000,000
Mortgage note payable to parent, interest accrues at the
  lower of prime rate plus 2% or 30-day LIBOR rate plus
  2.5% (8.22% at December 31, 1997). Interest payable at
  December 31, 1998 and April 1, 1999, principal due April,
  1999, secured primarily by certain real estate
  inventory................................................   24,258,788    24,258,788
Unsecured notes payable to parent, interest accrues at
  LIBOR plus 1%. Principal and interest due July, 1999.....   10,400,000    10,400,000
Accrued interest...........................................    6,868,311     2,159,225
Line of credit, with a limit of $21,000,000, partially
  secured by a second mortgage on certain real estate
  inventory. Interest accrues at the prime rate plus 2%
  (10.5% at December 31, 1997). Principal and accrued
  interest due April, 1999.................................   20,960,448            --
Other......................................................        2,629            --
                                                             -----------   -----------
                                                             $72,893,927    47,609,097
                                                             ===========   ===========

     From January 1 to September 30, 1997, Legend had short-term borrowings from Holdings of approximately $20.7 million. In conjunction with the announcement of the settlement of the Delaware litigation (See Item 3 "Legal Proceedings"), Holdings agreed to, among other things, provide Legend with a line of credit in the aggregate principal amount of $8.5 million, bearing interest at the prime rate plus 2% (10.5% at March 20, 1998). The principal amount available under this line of credit agreement was increased to $17.0 million in May 1997, and then to $21.0 million in August 1997. Draws on the $21.0 million line of credit mature on April 1, 1999, and are partially secured by a second mortgage on certain real estate inventory. Through March 20, 1998, Legend had borrowed substantially all of the available credit line. The proceeds were used to, among other things, repay $2.6 million to Holdings for advances previously made to Legend during 1996 and the first quarter of 1997. The remaining proceeds were used to fund development, construction and operating costs associated with the properties, as well as costs associated with the merger, relocation of the corporate offices and the Delaware litigation.

  Guarantees

     Resource Group International, Inc., and Aker RGI ASA, the indirect parent of Holdings, have collectively guaranteed up to approximately $43,900,000 of specific obligations of GHPH and OHPH as of December 31, 1997. The balance of these guaranteed obligations as of December 31, 1997 was approximately $48,600,000. In addition, Aker RGI ASA has committed to guarantee for a maximum of $15,000,000, for development bonds at Southbridge and Chapman's Landing, of which $7,050,000 was outstanding at December 31, 1997.

                            LEGEND PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGES
                                                              -----------
Report of Independent Auditor...............................      F-2
Consolidated Balance Sheets at December 31, 1997 and 1996...      F-3
Consolidated Statements of Operations For the Years Ended
  December 31, 1997,
  1996 and 1995.............................................      F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  For the Years Ended December 31, 1997, 1996 and 1995......      F-5
Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1997, 1996 and 1995..........................      F-6
Notes to Consolidated Financial Statements..................  F-8 to F-25

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to required submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Legend Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of Legend Properties, Inc. (a subsidiary of RGI Holdings, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the management of Legend Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, D.C.
February 5, 1998, except for notes 13 and 14
which are as of March 6, 1998

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Real estate inventory.......................................  $103,857,159   $103,762,798
Assets held for sale........................................            --     25,071,424
Cash and cash equivalents...................................    12,732,681      1,529,898
Restricted cash and investments.............................    15,230,538     22,491,305
Accounts and notes receivable...............................     1,012,877      1,893,838
Receivables from related parties............................            --      1,987,481
Property and equipment, net.................................    25,759,305     20,225,816
Intangibles, net of accumulated amortization of $1,137,935
  in 1997 and $693,372 in 1996..............................     1,828,470      2,325,406
Other assets, net of accumulated amortization of $2,291,080
  in 1997 and $2,642,907 in 1996............................     2,449,522      4,822,163
                                                              ------------   ------------
                                                              $162,870,552   $184,110,129
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks and others...........................  $ 60,411,332   $ 86,700,617
Payables to related parties.................................    72,893,927     47,609,097
Accounts payable............................................     3,406,650      5,655,401
Other notes and liabilities.................................     9,407,537     12,662,828
                                                              ------------   ------------
                                                               146,119,446    152,627,943
                                                              ------------   ------------
Minority interest...........................................            --        492,910
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value. Authorized 10,000,000
     shares; 6,311,678 shares issued and 6,290,874 shares
     outstanding at December 31, 1997 and 6,277,548 shares
     issued and 6,276,744 shares outstanding at December 31,
     1996...................................................        63,117         62,776
  Additional paid-in capital................................    44,171,103     43,793,708
  Accumulated deficit.......................................   (27,361,798)   (12,855,892)
  Treasury stock, 20,804 and 804 shares at December 31, 1997
     and 1996, respectively.................................      (121,316)       (11,316)
                                                              ------------   ------------
TOTAL STOCKHOLDERS EQUITY...................................    16,751,106     30,989,276
                                                              ------------   ------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT.............            --             --
                                                              $162,870,552   $184,110,129
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1997          1996          1995
                                                       ------------   -----------   -----------
REVENUE:
  Real estate sales..................................  $ 43,595,507   $25,445,563            --
  Club operations....................................     5,344,575     4,256,917            --
  Patient service....................................     2,718,014     2,617,615            --
  Rent...............................................     2,186,157     2,480,846   $ 1,872,392
  Other..............................................     1,783,645     1,822,350       215,855
                                                       ------------   -----------   -----------
     Total revenues..................................    55,627,898    36,623,291     2,088,247
                                                       ------------   -----------   -----------
OPERATING COSTS AND EXPENSES:
  Real estate sales..................................    31,343,932    18,172,004            --
  Club operations....................................     6,364,169     4,827,002            --
  Patient service direct costs.......................     1,521,292     1,378,808            --
  Rental operations..................................       359,325       396,696       399,501
  Other..............................................       612,207       594,413       100,000
  Provision for loss on assets held for sale.........            --     1,000,000            --
  Selling, general and administrative................    18,265,252     7,073,640       209,193
  Depreciation and amortization......................     1,780,904     1,227,565       417,932
                                                       ------------   -----------   -----------
     Total operating costs and expenses..............    60,247,081    34,670,128     1,126,626
                                                       ------------   -----------   -----------
Operating income (loss)..............................    (4,619,183)    1,953,163       961,621
OTHER INCOME (EXPENSES):
  Equity in losses of investees......................            --            --    (3,059,205)
  Interest income....................................     1,386,920       599,758        32,118
  Interest income, related party.....................        73,339       146,277     2,000,064
  Interest expense, including loan cost
     amortization....................................    (7,503,319)   (4,791,157)   (2,329,871)
  Interest expense, related party....................    (4,823,954)     (810,230)   (1,809,444)
  Other, net.........................................       727,575       491,034       135,685
                                                       ------------   -----------   -----------
     Net other expense...............................   (10,139,439)   (4,364,318)   (5,030,653)
                                                       ------------   -----------   -----------
Loss before minority interest........................   (14,758,622)   (2,411,155)   (4,069,032)
Minority interest in losses of consolidated
  subsidiaries.......................................       252,716       257,572            --
                                                       ------------   -----------   -----------
NET LOSS.............................................  $(14,505,906)  $(2,153,583)  $(4,069,032)
                                                       ============   ===========   ===========
NET LOSS PER SHARE -- BASIC AND DILUTED..............  $      (2.31)  $     (0.49)  $     (0.93)
                                                       ============   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING........................................     6,286,322     4,392,163     4,386,986
                                                       ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          COMMON STOCK        ADDITIONAL                                    TOTAL
                                      ---------------------     PAID-IN     ACCUMULATED    TREASURY     STOCKHOLDERS'
                                       SHARES     PAR VALUE     CAPITAL       DEFICIT        STOCK     EQUITY (DEFICIT)
                                      ---------   ---------   -----------   ------------   ---------   ----------------
BALANCES AT DECEMBER 31, 1994.......  4,386,986    $43,870    $   (36,120)  $ (6,634,277)         --      $ (6,626,527)
  Net loss..........................         --         --             --     (4,069,032)         --        (4,069,032)
                                      ---------    -------    -----------   ------------   ---------      ------------
BALANCES AT DECEMBER 31, 1995.......  4,386,986     43,870        (36,120)   (10,703,309)         --       (10,695,559)
  Merger of Grand Harbor Corporation
    and Grand Harbor Associates,
    Inc. ...........................         --         --         (1,000)         1,000          --                --
  Stockholder contribution..........         --         --     21,663,015             --          --        21,663,015
  Business combination with Banyan
    Mortgage Investment Fund........  1,890,562     18,906     22,167,813             --   $ (11,316)       22,175,403
  Net loss..........................         --         --             --     (2,153,583)         --        (2,153,583)
                                      ---------    -------    -----------   ------------   ---------      ------------
BALANCES AT DECEMBER 31, 1996.......  6,277,548     62,776     43,793,708    (12,855,892)    (11,316)       30,989,276
  Purchase of fractional shares.....         --         --        (22,267)            --          --           (22,267)
  Repurchase of shares..............         --         --             --             --    (110,000)         (110,000)
  Sale of stock.....................     34,130        341        399,662             --          --           400,003
  Net Loss..........................         --         --             --    (14,505,906)         --       (14,505,906)
                                      ---------    -------    -----------   ------------   ---------      ------------
BALANCES AT DECEMBER 31, 1997.......  6,311,678    $63,117    $44,171,103   $(27,361,798)  $(121,316)     $ 16,751,106
                                      =========    =======    ===========   ============   =========      ============

          See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS..............................................  $(14,505,906)  $ (2,153,583)  $ (4,069,032)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
     BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization......................     3,205,495      1,968,984        446,548
     Gain on sale of assets held for sale...............      (195,076)            --             --
     Decrease in deferred income........................            --             --       (157,083)
     Related party interest expense not paid............     4,721,217        469,377      1,333,505
     Related party interest income not collected........       (72,537)      (146,277)      (232,801)
     Provisions for loss on assets held for sale........            --      1,000,000             --
     Minority interests in losses.......................      (252,716)      (257,572)            --
     Equity in results of operations of
       investees -- operating losses....................            --             --      3,059,205
     Change in certain assets and liabilities, net of
       effect of acquisitions:
          Decrease (increase) in real estate
            inventory...................................       906,677     (4,925,186)            --
          Decrease in assets held for sale..............     8,301,604             --             --
          Increase in accounts and notes receivable and
            other assets................................      (541,903)      (821,210)      (116,542)
          Increase (decrease) in accounts payable and
            other notes and liabilities.................    (5,504,042)     2,499,825        (73,159)
                                                          ------------   ------------   ------------
            NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES...............................    (3,937,187)    (2,365,642)       190,641
                                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash and
     investments........................................     7,260,767     (8,746,205)            --
  Purchase of property and equipment....................    (6,297,341)   (15,219,862)    (1,204,591)
  Loans to related parties..............................       (20,000)    (2,120,100)   (13,090,099)
  Collection of loans to related parties................       398,434      1,288,265     10,431,892
  Investments and acquisitions, net of cash acquired....            --       (609,984)       (23,895)
  Proceeds from assets held for sale....................    19,436,029             --             --
                                                          ------------   ------------   ------------
            NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES...............................    20,777,889    (25,407,886)    (3,886,693)
                                                          ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to bank and others........    19,653,062     50,493,708     22,100,792
  Repayment of notes payable to bank and others.........   (45,942,347)   (32,310,431)   (20,898,501)
  Proceeds from loans from related parties..............    20,702,720     11,887,333      3,150,000
  Repayment of loans from related parties...............      (139,107)            --       (288,719)
  Payment of loan fees..................................      (179,983)    (1,346,090)      (219,433)
  Repurchase of common and fractional shares............      (132,267)            --             --
  Sale of common shares.................................       400,003             --             --
                                                          ------------   ------------   ------------
            NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES...............................    (5,637,919)    28,724,520      3,844,139
                                                          ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............    11,202,783        950,992        148,087
CASH AND CASH EQUIVALENTS at beginning of year..........     1,529,898        578,906        430,819
                                                          ------------   ------------   ------------
CASH AND CASH EQUIVALENTS at end of year................  $ 12,732,681   $  1,529,898   $    578,906
                                                          ============   ============   ============

                                                                                         (Continued)

          See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for interest, net of amount
     capitalized of $903,978 in 1997, $1,964,000 in 1996
     and $0 in 1995.....................................  $  5,811,516   $  3,506,755   $  3,273,344
                                                          ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
  Contribution to equity of notes and interest payable
     from stockholder, net of receivable................  $         --   $ 21,663,015             --
  Increase in restricted cash and investments and
     decrease in receivables from related parties.......            --      4,012,667             --
  Decrease in receivables from related parties and
     payables to related parties........................            --      1,100,000             --
  Contribution of notes and interest receivable to
     investees..........................................            --             --   $  8,548,064
  Increase in notes receivable and payable to parent....            --             --      4,000,000
  Purchase of property and equipment funded through
     contract payable...................................            --             --      1,500,000
  Purchase of minority interest in exchange for
     cancellation of a note receivable and accrued
     interest...........................................     1,681,584             --             --
  Net assets of Banyan Mortgage Investment Fund, net of
     cash acquired through the issuance of common
     stock..............................................  $         --   $ 21,698,244   $         --
                                                          ============   ============   ============

          See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                        DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     Legend Properties, Inc. (Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US) (see Note 2). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of December 31, 1997, Holdings owns approximately 79 percent of the outstanding common shares of Legend.

     For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. As of December 31, 1996, the historical consolidated financial statements of Legend are those of RGI/US.

     As of December 31, 1997, Legend owns, operates and develops real estate through its wholly owned subsidiaries as follows:

     - Grand Harbor Associates, Inc. (GHA) was formed as a holding company in 1991 and owns a 100 percent interest in Grand Harbor Property Holdings, Inc. (GHPH) and a 100 percent interest in Oak Harbor Property Holdings, Inc., Quality Life Services, Inc. and Quality Life Services, Ltd. (collectively, OHPH). GHA's original 45 percent interest was increased by acquiring an additional 45 percent on January 2, 1996 and the remaining 10 percent interest on July 2, 1997.

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

       OHPH includes eight corporations and a limited partnership and was formed in 1993 to develop a senior citizen country club community with an on-site assisted living center and health clinic. In 1994, an off-site skilled nursing facility was acquired.

     - VMIF/Anden Southbridge Venture and VMIF/Anden Wayside Venture (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2)) were formed in 1991 to hold and develop Southbridge, a 2,685 acre master planned community in Prince William County, Virginia with a residential component planned for 5,600 residential units, 4.48 million square feet of non-residential uses including office, R&D, commercial, industrial, etc. and an 18 hole golf course.

     - VMIF Charles County Venture (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2)) was formed in 1991 to hold and develop Chapman's Landing, a 2,227 acre master planned community in Charles County, Maryland zoned for 4,600 single-family, townhome, condominium and garden apartments, and 2.26 million square feet of commercial and industrial development. No development has taken place as of December 31, 1997.

     During 1997, Legend disposed of the following operating and development properties:

     - BMIF Monterey County Corp., a wholly owned subsidiary of Legend Properties, Inc., (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2))

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) was formed to develop a 565-acre land parcel in Monterey County, California known as the Laguna Seca Ranch (Laguna). During 1997, the Company sold Laguna for $12.8 million.

     - American Property Investments, Inc. (API) was formed for the purpose of acquiring, renovating and operating the Lynnwood Shopping Center in Lynnwood, Washington (acquired in November 1987). In November 1997, API sold Lynnwood Center for $20.1 million.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Legend, certain of its wholly and majority owned subsidiaries as of the acquisition and disposition dates noted above. The accounts of Resource Group, Inc. and K.W. Properties, Inc., both wholly-owned subsidiaries of RGI/US prior to April 1996, have been excluded from these consolidated financial statements as these independent entities were not included as part of the merger with Banyan. These two subsidiaries were spun-off by means of a dividend to Holdings from Legend in April 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company relieves property under development, a component of real estate inventory, based on the ratio of current year and estimated future costs to current year and estimated future sales. Actual future costs and sales are highly dependent on future real estate and general economic market conditions in the areas under development, and actual results could differ significantly from those estimates. The use of different estimates and assumptions by the Company to compute cost of sales and, consequently, the value of property under development could have a significant impact on the results reported.

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

     The Company reviews its real estate inventory for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, demand deposits with banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  RESTRICTED CASH AND INVESTMENTS

     Restricted cash includes customer deposits and various escrow accounts with local governments related to the completion of certain development projects of $4,224,312, and cash held in bank as loan collateral of $6,059,984.

     Restricted investments include an irrevocable trust consisting of three annuities totaling $4,946,242, the sole purpose of which is to provide security for payment on a note payable. The annuity contracts will fully satisfy the note through annual principal and interest payments.

  INVESTMENTS

     Investments in partnerships and corporations of GHPH and OHPH prior to obtaining majority ownership in 1996 were recorded using the equity method of accounting. On January 2, 1996, GHA purchased an additional 45 percent interest in GHPH and OHPH, as well as interests in a finance company and a title and escrow company. Beginning in 1996, the accounts of these investees are included in the consolidated financial statements. On July 2, 1997 GHA purchased the remaining 10 percent minority interest in both GHPH and OHPH.

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

Buildings and improvements..................................   31 - 39 years
Furniture and fixtures......................................    3 -  7 years
Land Improvements...........................................        15 years
Marina......................................................        15 years

  INTANGIBLES

     Intangibles include goodwill, a non-compete agreement and organization costs. Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is amortized using the straight-line method over a period of fifteen years. Legend assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Legend's average cost of funds. The non-compete agreement is amortized using the straight-line method over a period of fifteen years, the term of the agreement. Organization costs are amortized using the straight-line method over a period of five years.

  OTHER ASSETS

     Other assets include deferred loan costs. Deferred loan costs are amortized using the straight-line method over the term of the related debt. In 1996, other assets also included deferred lease costs at the Lynnwood Center. This balance was eliminated when the Lynnwood Center was sold in November 1997.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  REVENUE RECOGNITION

     Revenues on retail sales of real estate are recorded upon closing of escrow and transfer of title to the buyer. Rental revenue is recognized over the respective tenant lease terms (1 to 30 years) using the straight-line method. Sales of equity memberships in the Grand Harbor Golf and Beach Club (Club) are included as real estate sales. Club assets at Grand Harbor are treated as an amenity and are charged to cost of real estate sales as full equity memberships are sold. Membership dues for Grand Harbor are billed on an annual basis and recognized ratably as revenue over the year as earned.

  DEPOSITS

     Customer deposits received on the sale of real estate and club memberships are recorded as other liabilities and amounted to $4,304,494 at December 31, 1997. Customer deposits of $2,462,885 received on the sale of real estate are deposited in restricted bank accounts. Associate Club membership deposits will be refunded to the associate member at the end of the associate membership term or cancellation of membership by the member.

  INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

  ADVERTISING COSTS

     Costs of advertising, promotion and marketing are generally charged to operations in the year incurred. These costs were $2,395,134 in 1997, $900,753 in 1996 and $0 in 1995.

  RECLASSIFICATIONS

     Certain 1995 and 1996 amounts in these consolidated financial statements have been reclassified to conform to the 1997 presentation.

(2)  ACQUISITIONS

     The following business combinations consummated during 1997 and 1996 were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. Results of operations of these acquired companies have been included in the consolidated financial statements from the acquisition dates.

  BANYAN MORTGAGE INVESTMENT FUND

     On April 12, 1996, an Agreement and Plan of Merger was executed among RGI/US, Holdings and Banyan.

     Effective December 31, 1996, RGI/US was merged with and into Banyan. Banyan's certificate of incorporation was amended to convert each twenty-five shares of Banyan's issued and outstanding common

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  ACQUISITIONS -- (CONTINUED)
stock into one issued and outstanding share (Reverse Split). Additionally, the name of Banyan was changed to Legend Properties, Inc. After giving effect to the Reserve Split, all outstanding shares of RGI/US were converted into 4,386,986 shares of Banyan's common stock. For accounting purposes, the merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan for $22,175,403.

  GRAND HARBOR PROPERTY HOLDINGS, INC., AND OAK HARBOR PROPERTY HOLDINGS, INC.

     On January 2, 1996, GHA, a 45 percent general partner in GHPH and OHPH, purchased Southmortgage Finance Co., a holding company for certain bank debt (the proceeds of which were loaned to GHPH), and an additional 45 percent interest in GHPH, OHPH and Harbor Title and Escrow Co. Ltd. (collectively, the Acquired Companies). Harbor Title and Escrow Co. Ltd. provides title and escrow service for GHPH and OHPH. The Acquired Companies were purchased from Andlinger Properties Capital L.P. for cash consideration in the amount of $52,237 and a promissory note in the amount of $996,220.

     In July 1997, GHA acquired the remaining 10 percent of the Acquired Companies. The Acquired Companies were purchased from Grand Harbor Development Company (GHDC), a corporation majority owned by Don Proctor, in exchange for the cancellation of a note receivable of $1,462,770 plus accrued interest of $218,814, payable to GHA from GHDC. Don Proctor is the majority shareholder of Proctor Construction Company, which has an exclusive contract to provide development and construction services at Grand Harbor and Oak Harbor. Mr. Proctor was an officer of GHPH, until his resignation in June 1997.

     The unaudited pro forma consolidated statements of operations that follow give effect to the transactions described above as if they had been consummated on January 1, 1997 or 1996. The unaudited pro forma consolidated statements of operations are presented for information purposes only and do not purport to represent what Legend's results of operations for the years ended December 31, 1997 and 1996 would actually have been had the acquisitions, in fact, occurred on January 1, 1997 or 1996, or Legend's results of operations for any future period.

                          YEAR ENDED DECEMBER 31, 1997
                    ASSUMING ACQUISITION ON JANUARY 1, 1997
                                  (UNAUDITED)

Total revenues..............................................  $ 55,627,898
Total costs and expenses....................................    60,247,081
                                                              ------------
Operating loss..............................................    (4,619,183)
Net other expenses..........................................   (10,139,439)
                                                              ------------
Net loss....................................................  $(14,758,622)
                                                              ============
Net loss per share..........................................  $      (2.35)
                                                              ============

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  ACQUISITIONS -- (CONTINUED)
                          YEAR ENDED DECEMBER 31, 1996
                    ASSUMING ACQUISITION ON JANUARY 1, 1996
                                  (UNAUDITED)

Total revenues..............................................  $ 36,856,185
Total costs and expenses....................................    41,421,762
                                                              ------------
Operating loss..............................................    (4,565,577)
Net other expenses..........................................    (8,174,193)
                                                              ------------
Net loss....................................................  $(12,739,770)
                                                              ============
Net loss per share..........................................  $      (2.03)
                                                              ============

     The consolidated statement of operations for the year ended December 31, 1995 include the equity in losses of investees related to the Company's 45 percent interests in GHPH and OHPH.

     Summary combined financial information for GHPH and OHPH follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
Operating revenues..........................................     $23,563,975
                                                                 ===========
Operating loss..............................................      (2,788,209)
Other expenses, principally interest, net...................      (4,010,026)
                                                                 -----------
Net loss....................................................     $(6,798,235)
                                                                 ===========

     As further discussed above, Legend acquired an additional 45 percent interest in GHPH and OHPH in January 1996 and the remaining 10 percent minority interest in July 1997.

(3)  REAL ESTATE INVENTORY

     At December 31, 1997, Legend's real estate inventory consisted of the following:

                                                        INITIAL COST TO LEGEND        COST ADJUSTMENTS
                                                      ---------------------------   --------------------
       NAME, APPROXIMATE SIZE,                                      BUILDINGS AND   BUILDINGS AND
          TYPE AND LOCATION            ENCUMBRANCES      LAND       IMPROVEMENTS    IMPROVEMENTS    LAND
       -----------------------         ------------   -----------   -------------   -------------   ----
Grand Harbor, 400-acre...............      Note 6)    $12,544,394            --      $17,745,709    --
residential development                      (I-O
in Vero Beach, FL
Oak Harbor,110-acre..................      Note 6)      4,208,890            --       12,386,987    --
residential development                      (E-H
in Vero Beach, FL
Chapman's Landing,...................      Note 4)     21,989,755            --          795,629    --
2,227-acre residential land                  (2,4
development in Charles
County, MD
Southbridge, 2,555-acre..............    Note 6(B)     20,893,486    $7,146,670        6,264,839    --
residential land development               Note 4)
in Prince William                            (2,4
County, VA
                                        ---------     -----------    ----------      -----------     --
                                                      $59,636,525    $7,146,670      $37,193,164    --
                                        =========     ===========    ==========      ===========     ==

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  REAL ESTATE INVENTORY -- (CONTINUED)

[CAPTION]

                               AMOUNTS AT WHICH CARRIED AT DECEMBER 31, 1997
                        -----------------------------------------------------------
                                                        VALUATION
                                                      ADJUSTMENT AND
                                                       ACCUMULATED
                                                       DEPRECIATION
                                      BUILDINGS AND        AND                          DATE OF        DATE
     DESCRIPTION           LAND       IMPROVEMENTS     AMORTIZATION      TOTAL(A)     CONSTRUCTION   ACQUIRED
----------------------  -----------    -----------      ---------      ------------       ---         -----
Grand Harbor,
  400-acre............  $12,544,394    $17,745,709      $(119,200)     $ 30,170,903     (b   )       03/91
residential
development
in Vero Beach, FL
Oak Harbor,
  115-acre............    4,208,890     12,386,987             --        16,595,877     (b   )       05/91
residential
development
in Vero Beach, FL
Chapman's Landing,....   21,989,755        795,629             --        22,785,384     (b   )       12/96
2,227-acre residential
development in
Charles County, MD
Southbridge,
  2,555-acre..........   20,893,486     13,411,509             --        34,304,995     (b   )       12/96
residential land
in Prince William
County, VA
                        -----------    -----------      ---------      ------------       ---         -----
                        $59,636,525    $44,339,834      $(119,200)     $103,857,159
                        ===========    ===========      =========      ============       ===         =====

     a) Reconciliation of real estate inventory and assets held for sale for the years ended December 31:

                                          1997           1996          1995
                                      ------------   ------------   -----------
Balance at beginning of year........  $128,834,222   $ 18,588,184   $16,270,435
                                      ------------   ------------   -----------
Reallocation of purchase price
  Banyan(c).........................       415,869             --            --
Net dispositions through sale.......   (47,784,281)   (16,680,199)           --
Acquisitions........................     1,260,019    106,480,671            --
Net additions.......................    21,250,530     22,005,547     2,704,591
Depreciation........................            --       (195,030)     (386,842)
Reclassification to property and
  equipment.........................            --       (364,951)           --
Valuation adjustment................      (119,200)    (1,000,000)           --
                                      ------------   ------------   -----------
Balance at end of year..............  $103,857,159   $128,834,222   $18,588,184
                                      ============   ============   ===========

     b) Properties are currently at various stages of development and entitlement. The build-out of the projects is expected to continue for periods ranging from 5-20 years under the current development plans.

     c) The purchase price of Banyan has been adjusted and reallocated during 1997 based on the final determination of fair values. The fair values assigned to real estate inventory are based on appraisals, discounted estimated future cash flows when appraisals were not available and the actual sales price of the Laguna project.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS

     The following is a summary of other significant transactions and accounts with related parties during 1997, 1996 and 1995 and as of December 31, 1997 and 1996:

  RECEIVABLES

     There were no receivables from related parties at December 31, 1997. Receivables from related parties consist of the following at December 31, 1996:

Note receivable, principal and interest at 10% to be paid
  solely out of borrower's interest in the Grant Harbor/Oak
  Harbor projects (Projects), outstanding principal due
  December 2005, secured by the borrower's interest in the
  Projects..................................................  $1,462,770
Other unsecured noninterest-bearing receivables from parent,
  due upon demand...........................................     378,434
Interest receivable.........................................     146,277
                                                              ----------
Total receivables from related parties......................  $1,987,481
                                                              ==========

     Interest income from related parties was $73,339, $146,277, and $2,000,064 for 1997, 1996 and 1995, respectively.

     During 1994, Legend charged a $1,300,000 brokers fee to GHPH relating to a loan. Legend had deferred a portion of the amount and was amortizing the balance into income using the straight-line method over the term of the loan. The deferred balance was $628,334 as of December 31, 1995. As a result of the acquisition of GHPH as discussed in Note 2, the deferred balance was eliminated in 1996.

     Receivables of $1.1 million from parent were offset against an unsecured note payable to parent in a non-cash transaction as of December 31, 1996.

     During December 1995, and in conjunction with the January 1996 acquisitions discussed in Note 2, Holdings paid $4,000,000 as collateral to a bank on behalf of Legend in order to replace and release the seller's collateral on a loan to GHPH. Legend recorded both a receivable from and a payable to parent at December 31, 1995. During 1996, Holdings transferred the collateral to Legend as repayment of the receivable.

     During July 1997, a note receivable of $1,462,770 and related accrued interest of $218,814 were canceled in exchange for the remaining 10 percent interest in the Grand Harbor and Oak Harbor projects.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
  PAYABLES

     Payables to related parties consist of the following at December 31:

                      (REFERENCE TO NOTE 3)                           1997          1996
                      ---------------------                        -----------   -----------
(1)  Unsecured note payable to parent, interest at the prime rate plus 5% (13.25% at December 31, 1996), principal and
       interest due on demand....................................  $        --   $   400,000
(2)  Mortgage note payable to parent, interest accrues at the lower of prime rate plus 2% or 30-day LIBOR rate plus 2.5%
       (8.22% at December 31, 1997). Interest payable at December
       31, 1998 and April 1, 1999, principal due April 1, 1999,
       secured primarily by certain real estate inventory........    6,391,084     6,391,084
(3)  Unsecured note payable to parent, interest accrues at LIBOR plus 1% (6.72% at December 31, 1997), principal and
       interest due April 1, 1999................................    4,012,667     4,000,000
(4)  Mortgage note payable to parent, interest accrues at the lower of prime rate plus 2% or 30-day LIBOR rate plus 2.5%
       (8.22% at December 31, 1997). Interest payable at December
       31, 1998 and April 1, 1999, principal due April, 1999,
       secured primarily by certain real estate inventory........   24,258,788    24,258,788
(5)  Unsecured notes payable to parent, interest accrues at LIBOR rate plus 1% (6.72% at December 31, 1997). Principal and
       interest due July, 1999...................................   10,400,000    10,400,000
(6)  Accrued interest............................................    6,868,311     2,159,225
(7)  Line of credit, with a limit of $21,000,000, partially
       secured by a second mortgage on certain real estate
       inventory. Interest accrues at the prime rate plus 2%
       (10.5% at December 31, 1997). Principal and accrued
       interest are due April, 1999..............................   20,960,448            --
(8)  Other.......................................................        2,629            --
                                                                   -----------   -----------
                                                                   $72,893,927   $47,609,097
                                                                   ===========   ===========

     Scheduled repayments of related party payables at December 31, 1997 are as follows (principal and accrued interest):

1998........................................................  $ 4,134,892
1999........................................................   68,759,035
                                                              -----------
                                                              $72,893,927
                                                              ===========

  GUARANTEES

     Resource Group International, Inc., and Aker RGI ASA, the indirect parent of Holdings, have collectively guaranteed up to approximately $43,900,000 of specific obligations of GHPH and OHPH as of December 31, 1997. The outstanding balance of these guaranteed obligations as of December 31, 1997 was approximately $48,600,000. In addition, Aker RGI has committed to guarantee development bonds at

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
Southbridge and Chapman's Landing up to a maximum of $15,000,000 of which $7,050,000 was outstanding at December 31, 1997.

  MANAGEMENT FEES

     GHA was managed by the Resource Group, Inc., which is related through common ownership (TRG) during 1995. Management fees were based on GHA's cash flow and amounted to $150,000 in 1995.

  CONSULTING AND OTHER FEES

     Proctor Construction Company (Proctor) has provided all development and construction services at Grand Harbor and Oak Harbor since Legend acquired the projects. Donald C. Proctor is the majority shareholder of Proctor, and an affiliate of Mr. Proctor owned 10 percent of GHPH and OHPH prior to July 2, 1997, the corporations that own Grand Harbor and Oak Harbor (see note 2). This exclusive contract is in effect until December 31, 1999, and is based on the cost of the work plus a 7 percent overhead fee and a 5 percent profit fee, half of which is payable to GHPH and OHPH. There can be no assurance that Legend has purchased these services at prevailing market rates.

     Legend paid $100,000 in 1996 and 1995 to K.L. Associates, an entity owned by a former officer of Legend for consulting services. Legend also paid approximately $44,000 during 1995 to K.L. Associates for maintenance work performed at the Lynnwood Center.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following at December 31:

                                                        1997          1996
                                                     -----------   -----------
Marina.............................................  $ 2,683,471   $ 2,683,475
Buildings and improvements.........................   14,633,725     8,820,712
Furniture, fixtures and equipment..................    6,589,497     4,679,258
Depreciable land improvements......................    2,022,186            --
                                                     -----------   -----------
                                                      25,928,879    16,183,445
Less accumulated depreciation and amortization.....    4,912,995     3,389,203
                                                     -----------   -----------
                                                      21,015,884    12,794,242
Land (including golf course land)..................    4,743,421     4,293,424
Construction in progress...........................           --     3,138,150
                                                     -----------   -----------
                                                     $25,759,305   $20,225,816
                                                     ===========   ===========

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  NOTES PAYABLE TO BANKS AND OTHERS

     Notes payable to banks and others consists of the following at December 31:

                      (REFERENCE TO NOTE 3)                           1997          1996
                      ---------------------                        -----------   -----------
(A)  Mortgage note payable to bank, interest at the prime rate plus .75 percent (9.25 percent at December 31, 1997),
       monthly principal and interest installments of
       approximately $122,000, remaining principal and interest
       repaid with proceeds from sale of the Lynnwood Center in
       November 1997.............................................  $        --   $14,437,813
(B)  Notes payable, interest only payable monthly at 12 percent.
       Principal payments of $382,000 in 1997 the remainder due
       in 1999; secured by certain real estate inventory.........    2,950,000     3,332,000
(C)  Note payable, interest only payable monthly at the prime rate plus .5 percent (9 percent at December 31, 1997),
       principal due July 1998. Secured by second mortgage at
       certain property..........................................      996,220       996,220
(D)  Note payable to Henry L. Block, interest at 6.34 percent, due in annual installments of $600,000, including interest
       through July 1, 2009. Secured by annuity contracts........    4,937,852     5,207,685
(E)  Notes payable to banks, interest payable monthly at the banks' cost of funds rate (not to exceed the LIBOR rate
       plus .50 percent) plus 2.25 percent to 2.75 percent (8.60
       percent at December 31, 1997); principal payments of
       $1,974,410, $2,000,000 and $3,500,000 due in 1998, 1999
       and 2000, respectively. Secured by second mortgages on
       certain real estate inventory and certain property........    7,474,410     8,010,736
(F)  Note payable to bank, interest payable monthly at the bank's cost of funds rate (note to exceed the LIBOR rate plus 5
       percent) plus 2.5 percent (8.60 percent at December 31,
       1997); principal payments of $433,500, $2,250,000 and
       $4,750,000 due in 1998, 1999 and 2000, respectively.
       Secured by first mortgage on the clubhouses, membership
       equity payments and third mortgages on certain real estate
       inventory.................................................    7,433,500     7,562,192
(G)  Notes payable to banks, interest payable monthly at the prime rate plus .5 percent to 1.0 percent (9 percent to
       9.5 percent at December 31, 1997); principal payments of
       $9,179,562 and $3,000,000 due in 1998 and 1999,
       respectively. Secured by first mortgages on certain real
       estate inventory, certain property and equipment and
       certificates of deposit with balances totaling $6.1
       million at December 31, 1997..............................   12,179,562    14,469,546
(H)  Construction revolving line of credit, interest payable monthly at the prime rate plus 1 percent (9.5 percent at
       December 31, 1997), due May 1999. Secured by first
       mortgages on certain real estate inventory, certain
       property and equipment, and a certificate of deposit with
       a balance of $6.1 million at December 31, 1997. Total
       advances are not to exceed $16,000,000....................    1,073,852     1,975,203

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  NOTES PAYABLE TO BANKS AND OTHERS -- (CONTINUED)


                      (REFERENCE TO NOTE 3)                               1997          1996
-----------------------------------------------------------------  -----------   -----------
(I)  Notes payable to bank, interest payable monthly at the
       bank's cost of funds rate (not to exceed the LIBOR rate
       plus .50 percent) plus 2.25 percent to 2.75 percent (8.60
       percent at December 31, 1997); principal payments of
       $308,865, $1,000,000 and $10,000,000 due in 1998, 1999 and
       2000, respectively. Secured by first and second mortgages
       on certain real estate inventory..........................  $11,308,865   $11,630,228
(J)  Construction notes payable to bank, interest payable monthly at the bank's cost of funds rate (not to exceed the LIBOR
       rate plus .5 percent) plus 2.5 percent, (8.6 percent at
       December 31, 1997); principal of $300,000, $800,000 and
       $900,000 due in 1998, 1999 and 2000, respectively. Secured by a first mortgage on the club facilities, certain real
       estate inventory and the membership equity payments.......    2,000,000     7,309,479
(K)  Notes payable to bank, interest payable monthly at the prime rate plus .5 percent (9.00 percent at December 31, 1997);
       principal due in 1998. Secured by a first mortgage on
       certain property..........................................    2,121,650     2,645,870
(L)  Notes payable to banks, interest payable monthly at the prime rate plus .5 percent to .75 percent (9 percent to
       9.25 percent at December 31, 1997); principal payments
       ranging from $214,255 to $1,504,000 due from 1998 to 2000.
       Secured by a first mortgage on certain real estate
       inventory.................................................    3,982,736     4,468,508
(M)  Construction revolving lines of credit payable to banks, due on demand, but reviewed annually for renewal, interest
       payable monthly at the prime rate plus .50 percent to .75
       percent (9.00 percent to 9.25 percent at December 31,
       1997). Secured by a first mortgage on certain property.
       Total advances are not to exceed $12,000,000..............    3,061,795     2,012,591
(N)  Revolving line of credit payable to bank, due on demand, with interest payable at the prime rate plus .75 percent
       (9.25 percent at December 31, 1997); secured by certain
       property. Total advances are not to exceed $3,000,000.....      171,901     2,401,600
(O)  Notes payable, interest at 8.25 percent to 9.0 percent;
       principal and interest due during 1998. Secured by a first
       mortgage on certain real estate inventory.................      490,200       235,850
(P)  Other.......................................................      228,789         5,096
                                                                   -----------   -----------
                                                                   $60,411,332   $86,700,617
                                                                   ===========   ===========

     Certain of Legend's loan agreements prohibit the payment of dividends.

     In conjunction with the acquisition of Royal Palm Convalescent Center by OHPH in June 1994, an irrevocable trust consisting of three annuities was established, the sole purpose of which is to provide security for payment on the note payable to Henry L. Block. The annuity contracts totaled $4,780,365 at December 31,

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  NOTES PAYABLE TO BANKS AND OTHERS -- (CONTINUED)
1997 plus accrued interest receivable of approximately $165,877, and will fully satisfy the note through annual principal and interest payments of $600,000 through July 1, 2009.

     Scheduled principal maturities of notes payable to banks and others at December 31, 1997 are as follows:

1998........................................................  $21,445,859
1999........................................................   15,206,730
2000........................................................   19,709,401
2001........................................................      361,396
2002........................................................      378,621
Thereafter..................................................    3,309,325
                                                              -----------
                                                              $60,411,332
                                                              ===========

     As noted above the Company has substantial debt repayments in 1998 and early 1999 under existing financings and requires additional financings to advance its business plan. As of December 31, 1997 the Company had $12,732,681 of cash and cash equivalents, which will not be sufficient to fund these obligations. There can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. The Company anticipates meeting its debt obligations in 1998 from existing cash resources and the release of restricted cash pledged as collateral on certain debt, through internally generated funds, and from refinancing.

(7)  INCOME TAXES

     There was no current income tax benefit or expense in 1997, 1996 or 1995 and deferred tax expense or benefit was offset by changes in the valuation allowance for deferred tax assets.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  INCOME TAXES -- (CONTINUED)
     The approximate tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                        1997          1996
                                                     -----------   -----------
Deferred tax assets:
     Real estate inventory and assets held for
       sale........................................  $26,975,000   $24,301,000
     Deferred income...............................      424,000       655,000
     Net operating loss carryforwards..............    9,185,000     4,809,000
     Organization and loan fees....................      896,000            --
     Other.........................................      232,000       109,000
                                                     -----------   -----------
Total gross deferred tax assets....................   37,712,000    29,874,000
Less valuation allowance...........................   37,239,000    29,330,000
                                                     -----------   -----------
Net deferred tax assets............................      473,000       544,000
                                                     -----------   -----------
Deferred tax liabilities:
     Organization and loan fees....................           --       294,000
     Property and equipment........................      376,000       116,000
     Inventory.....................................           --       122,000
     Other.........................................       97,000        12,000
                                                     -----------   -----------
Total gross deferred tax liabilities...............      473,000       544,000
                                                     -----------   -----------
Net deferred tax liability.........................  $        --   $        --
                                                     ===========   ===========

     The valuation allowance increased by $7,909,000 and $27,230,000 in 1997 and 1996, respectively.

     As of December 31, 1997, Legend has net operating loss carryforwards of approximately $26,200,000 which substantially expire in 2011 and 2012. This excludes net operating losses of Banyan which because of certain tax regulations are not realizable because of the change in ownership. Additionally, certain deductible temporary differences which existed at the time of the merger may be limited under current tax regulations should they be realized during the five years ended December 31, 2001.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  CONCENTRATION OF ASSETS

     The majority of Legend's assets are real estate holdings which are subject to possible fluctuating economic conditions. Such fluctuations can have a significant impact on the market values, which could limit the potential recovery of the properties' carrying values.

(10)  STOCKHOLDERS' EQUITY

  CHANGES IN AUTHORIZED SHARES

     In July of 1997, the Company amended Article Four of the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock to 15,000,000 shares, of which 5,000,000 shares shall be preferred stock, $0.01 par value, and 10,000,000 shares shall be common stock, $0.01 par value.

(11)  STOCK OPTION PLAN

     The Company has granted stock options under the Executive and Directors' Stock Option Plan (the Plan) which was approved on June 25, 1993. The Plan grants the Board of Directors the authority to issue up to 40,000 shares of the Company's common stock for stock option awards. The Plan consists of an Executive Option Grant Program and a Director Option Grant Program. Options issued under the Executive Option Grant Program vest over a three-year period. Options issued under the Director Option Grant Program vest over a two-year period. All options granted lapse ten years from the date of grant.

     The following is a summary of stock option activity:

                                                                     NUMBER OF
                                                     OPTION PRICE     SHARES
                                                   ----------------  ---------
Balance at December 31, 1994.....................  $15.64 to $17.19    13,600
Granted..........................................  $15.64 to $28.13     6,840
                                                   ----------------   -------
Balance at December 31, 1995.....................  $15.64 to $28.13    20,440
Granted..........................................       $11.69          4,840
                                                   ----------------   -------
Balance at December 31, 1996.....................  $11.69 to $28.13    25,280
Granted..........................................  $ 4.50 to $ 7.75     9,300
Forfeited........................................  $4.50 to $28.13    (20,500)
                                                   ----------------   -------
Balance at December 31, 1997.....................  $4.50 to $17.19     14,080
                                                   ================   =======

     At December 31, 1997, the number of options exercisable were 6,480. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan and therefore no compensation cost has been recognized for the Plan.

     During 1997, the Company's common stock was removed from listing on NASDAQ's Small Cap Market. As a result, the determination of pro forma information regarding net income and earnings per share required by SFAS No. 123 is not practicable as the fair value of the options is not readily determinable.

(12)  EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan that provide employees of the Company an opportunity to accumulate funds for their retirement. Employees are eligible to join the plan if they are at least 21 years of age, have completed one year of service with the Company, and worked a minimum of 1,000 hours.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to the plan were approximately $83,000, $25,000, and $0 in 1997, 1996, and 1995,
respectively.

(13)  CONTINGENCIES

  LEGAL PROCEEDINGS

     On October 31, 1996, a lawsuit was filed in Delaware state court by two of the Company's stockholders on behalf of themselves and all of the non-defendant stockholders of the Company, against the Company and certain of its directors and officers at the time of the suit, including Leonard G. Levine, Neil D. Hansen, Robert G. Higgins, Walter E. Auch, Sr. and Robert M. Ungerlieder.

     The plaintiffs alleged, among other things, that the Company's board of directors breached their fiduciary duties by failing to seek alternative change of control transactions, other than the merger with RGI/US, or appropriately evaluate the alternative of liquidating the Company. Plaintiffs further alleged that the merger unfairly diluted the voting and equity interests of the Company's stockholders since Holdings, the parent of RGI/US, ended up owning approximately 79% of the Company's common stock. In addition, the plaintiffs alleged that the proxy statement circulated by the Company in connection with the annual meeting held to consider and vote upon the merger was misleading and failed to disclose certain material information. Among other remedies, the plaintiffs sought to enjoin the merger and require the defendants to undertake additional activities to maximize shareholder value and disclose certain additional information to the Company's stockholders in connection with considering the merger.

     On November 13, 1996, another Banyan stockholder filed an action asserting allegations substantially similar to those in the action filed on October 31st. These two suits were ultimately consolidated by the Delaware court of chancery (the "Court") on December 11, 1996 under the case number C.A. No. 15287. The parties subsequently engaged in discovery, including producing and reviewing documents and taking depositions of certain of the Company's former officers, as well as that of one of the Company's directors. On December 24, 1996, the plaintiffs served and filed a consolidated amended and supplemental complaint repeating the allegations made in the initial complaint and additional factual allegations that the Company had failed to properly consider acquisition proposals submitted by third parties to acquire the Company. The amended complaint also claimed that purchases made by Holdings during December 1996 of shares of the Company's common stock from third parties constituted unlawful vote buying. Certain of the plaintiffs in the Delaware action then filed an individual action in federal court in New York against RGI/US, Holdings and Legend's former president, Kenneth L. Uptain, alleging, among other things, that these purchases constituted an illegal tender offer (the "New York Action").

     On January 8, 1997, the plaintiffs filed an application pursuant to Section 225(b) of the General Corporation Laws of the State of Delaware seeking judicial review of the certified vote on the merger. Plaintiffs contended that: (i) the merger was approved by fewer than 210,000 votes; (ii) many shareholders had sought to revoke proxies previously cast in favor of the merger; and (iii) the Company had announced varying results of the vote. The plaintiffs sought an expedited hearing on the Section 225 application. The parties engaged in discovery incident to the application, including a review of documents obtained from the independent inspector of election for the annual meeting, as well as other third parties taking depositions of certain of the plaintiff and class representatives.

     On April 14, 1997, plaintiffs served a Second Consolidated Amended and Supplemental Complaint ("Second Complaint"). This pleading repeated the allegations contained in the Consolidated Amended and Supplemental Complaint, added the claims underlying Plaintiffs' application pursuant to Section 225, and added Holdings and RGI/US as defendants. By Stipulation and Agreement of Settlement dated April 15,

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  CONTINGENCIES -- (CONTINUED)
1997, the parties proposed a settlement to the Court. After notice and a hearing held on June 19, 1997, the Court, by a Memorandum Opinion dated July 23, 1997, declined to approve the proposed settlement. Thereafter, the parties engaged in further negotiations seeking to resolve the claims on a mutually satisfactory basis.

     On September 17, 1997, the parties entered into the Second Stipulation and Agreement of Settlement (the "Second Stipulation") which was approved by the Court on November 13, 1997 and became effective December 15, 1997 following the expiration of a thirty day appeal period. Under the Second Stipulation:

     (a) Legend and/or RGI paid $1,200,000 into a bank account under the control of Plaintiffs' Counsel ("Escrow Agent"). This sum constituted the Settlement Fund. The $1,200,000 has been recorded as selling, general and administrative expenses in 1997, net of insurance proceeds of $165,000.

     (b) Legend and Holdings modified the Morgens Loan (see footnote 4 (4)) to
         (i) reduce the interest rate effective as of January 1, 1997, from the Prime Rate plus 2%, to the lower of the Prime Rate plus 2% or the 30-day London Interbank Borrowing Rate ("LIBOR") plus 2.5% (8.31% at December 31, 1997), (ii) provide that no principal or interest is due or payable until December 31, 1998, although interest continues to accrue, unless a refinancing or other source of payment is available sooner, (iii) forbear from enforcing any defaults existing as of December 12, 1997 until December 31, 1998, and (iv) permit Legend to retain the net proceeds from the sale of the Lynwood Shopping Center.

     (c) Legend and Holdings modified the SoGen Loan (see footnote 4 (2)) to (i) reduce the interest rate effective as of January 1, 1997, from the Prime Rate plus 6%, to the lower of the Prime Rate plus 2% or the 30-day LIBOR rate plus 2.5% (8.31% at December 31, 1997), (ii) provide that no principal or interest is due or payable until December 31, 1998, although interest continues to accrue, unless a refinancing or other source of payment is available sooner, (iii) forbear from enforcing any defaults existing as of December 12, 1997 until December 31, 1998.

     (d) Holdings and Legend agreed not to make any modifications to the SoGen or Morgens Loans through their maturity, except as contemplated by subsection (g) below or: (i) if the modification is necessary to enable Legend to refinance its existing indebtedness as of December 12, 1997;
         (ii) if a modification is necessary to enable Legend to incur additional indebtedness from unaffiliated parties; or (iii) the modification is on terms and conditions no less favorable to Legend than the terms set forth in the modification agreements for the SoGen and Morgens Loans. In no event may the modification contemplated by
         (i)-(iii) above increase the interest rate on these loans. Each modification must be approved by Legend's Board, including a majority of the independent directors.

     (e) The interest rate on $2.6 million of unsecured loans Holdings made to Legend between December 1996 and February 1997 (the "Advances") were reduced as of January 1, 1997, to the Prime Rate plus 2%, and the principal and accrued interest on the Advances were repaid on December 12, 1997, with the proceeds of the working capital loan described in subparagraph (f) below. The agreement effectuating this loan modification was reviewed by Plaintiffs' Counsel.

     (f) Holdings provided a line of credit (see footnote 4 (7)) to permit Legend to borrow up to an aggregate of $21 million, $2.6 million of which was used to repay the Advances. Draws on the line of credit bear interest at a rate equal to the Prime Rate plus 2% and mature on December 31, 1998. Draws on the line of credit are secured by one or more mortgages on certain of Legend's properties.

     (g) Holdings agreed to use its best efforts to assist Legend in attempting to refinancing the Morgens Loan and/or the SoGen Loan as soon as practicable. If the refinancing of the Morgens and/or

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  CONTINGENCIES -- (CONTINUED)
         SoGen Loans is provided by Holdings it will be at the interest rates set forth in subparagraphs (b) and (c) above through the period ending September 30, 1999. If the refinancing of the Morgens and/or SoGen Loans is provided by someone other than Holdings, it must be on terms generally available in the market except that Legend shall pay interest at no more than Prime Rate plus 3.5% or the 30-day LIBOR rate plus 3.0%, through the period ending September 30, 1999.

     On March 6, 1998, the Company was dismissed from the New York Action.

     The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

(14)  SUBSEQUENT EVENT

     In February 1998, the Company entered into an agreement to acquire 116 acres of commercial land in Loudon County, Virginia. On March 6, 1998, the Company purchased 88 acres of the land for $6.5 million with the remaining 28 acres expected to close in June 1998 for a purchase price of approximately $3.9 million. The initial purchase was financed with a $5.5 million loan from an unrelated party.

ITEM 14.  EXHIBITS

     (a) Exhibits:

EXHIBIT NO.
-----------
    3.1        --  Amended and Restated Certificate of Incorporation of
                   Registrant.(1)
    3.2        --  Bylaws of Registrant, as amended and restated as of July 1,
                   1996.(2)
   10.1        --  Second Amendment of Leonard G. Levine's Employment Contract
                   dated December 31, 1992.(3)
   10.2        --  Edward F. Podboy's Employment Contract dated           ,
                   1998.
   10.3        --  Credit Agreements, Notes and Warrants between Registrant and
                   Morgens Waterfall, Vintiadis & Co. Inc.(4)
   10.4        --  Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc. (SoGen
                   Loan)(5)
   10.5        --  Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgens
                   Loan)(5)
   10.6        --  Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)
   10.7        --  Second Stipulation and Agreement of Settlement, signed
                   September 17, 1997, In Re: Banyan Mortgage Investment Fund
                   Shareholders Litigation.(6)
   21.1        --  Subsidiaries of the Registrant
   27.1        --  Financial Data Schedule
   99.1        --  Form of Director Stock Option Agreements dated July 1, 1993,
                   July 24, 1994 and July 7, 1995.(3)
   99.2        --  Form of Executive Stock Option Agreements dated July 1,
                   1993, January 12, 1994 and February 8, 1995.(3)

---------------
(1) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

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

(4) Incorporated by reference to Exhibits 10(a) through 10(n) to the Registrant's Report on Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.

(6) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997.

     (b) Reports on Form 8-K:

        (1) Registrant's Current Report on Form 8-K, dated November 13, 1997, reporting court approval of the Second Stipulation and Agreement of Settlement.

        (2) Registrant's Current Report on Form 8-K, dated December 2, 1997, reporting the sale of land, related improvements and personal property of the Lynwood Center located in Lynwood, Washington.

        (3) Registrant's Current Report on Form 8-K, dated December 16, 1997, reporting the effectiveness of the Second Stipulation and Agreement of Settlement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEGEND PROPERTIES, INC.

                                          By:     /s/ EDWARD F. PODBOY
                                            ------------------------------------
                                                      Edward F. Podboy
Date: March 31, 1998                         President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ EDWARD F. PODBOY                                  President,                  March 31, 1998
-----------------------------------------------------           Chief Executive Officer
                  Edward F. Podboy

                /s/ ROBERT B. CAVOTO                           Chief Financial Officer,           March 31, 1998
-----------------------------------------------------             Vice President and
                  Robert B. Cavoto                                Assistant Secretary

               /s/ WALTER E. AUCH, SR.                                 Director                   March 31, 1998
-----------------------------------------------------
                 Walter E. Auch, Sr.

              /s/ ROBERT M. UNGERLEIDER                                Director                   March 31, 1998
-----------------------------------------------------
                Robert M. Ungerleider

               /s/ FRED E. WELKER, III                                 Director                   March 31, 1998
-----------------------------------------------------
                 Fred E. Welker, III

              /s/ JAN PETTER STORETVEDT                                Director                   March 31, 1998
-----------------------------------------------------
                Jan Petter Storetvedt

               /s/ JON ALVAR Oyasaeter                                 Director                   March 31, 1998
-----------------------------------------------------
                 Jon Alvar Oyasaeter