Form 10-Q
period 1998-03-31
LEGEND PROPERTIES INC
filed 1998-05-15
CIK 822829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                              --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]. NO [x].

         Shares of common stock outstanding as of May 10, 1998:  6,290,874.

                               TABLE OF CONTENTS


                                   PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

             Consolidated Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997  . .  3

             Consolidated Statements of Operations for the Three Months Ended March 31,
             1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the Three Months Ended March 31,
             1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 3       Quantitative and Qualitative Disclosures about Market Risks  . . . . . . . . . . .   12

                                    PART II - OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6.      Exhibits and Reports of Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   14

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

 =================================================================================================================
                                                                                      1998            1997
 -----------------------------------------------------------------------------------------------------------------
                                   Assets
                                   ------

 Real estate inventory                                                        $     111,429,836      103,857,159
 Cash and cash equivalents                                                            4,545,906       12,732,681
 Restricted cash and investments                                                     15,793,601       15,230,538
 Accounts and notes receivable                                                        1,594,765        1,012,877
 Property and equipment, net                                                         25,441,446       25,759,305
 Intangible assets, net                                                               1,782,338        1,828,470
 Other assets, net                                                                    2,427,038        2,449,522
                                                                              ------------------------------------
                                                                              $     163,014,930      162,870,552
                                                                              ====================================

                   Liabilities and Stockholders' Equity
            -------------------------------------------------

 Notes payable to banks and others                                            $      61,892,554       60,411,332
 Payables to related parties                                                         74,308,604       72,893,927
 Accounts payable                                                                     2,895,517        3,406,650
 Other notes and liabilities                                                          9,130,517        9,407,537
                                                                              ------------------------------------
                                                                                    148,227,192      146,119,446
                                                                              ------------------------------------

 Stockholders' equity :
      Common stock, $.01 par value.  Authorized 10,000,000 shares;                       63,117           63,117
          6,311,678 shares issued and 6,290,874 shares outstanding
      Additional paid-in capital                                                     44,171,103       44,171,103
      Accumulated deficit                                                           (29,325,166)     (27,361,798)
      Treasury stock, 20,804 shares                                                    (121,316)        (121,316)
                                                                              ------------------------------------
                               Total stockholders' equity                            14,787,738       16,751,106

 -----------------------------------------------------------------------------------------------------------------
                                                                              $     163,014,930      162,870,552
 =================================================================================================================

See accompanying notes to the Consolidated Financial Statements

                            LEGEND PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


 =================================================================================================================
                                                                                         1998           1997
 -----------------------------------------------------------------------------------------------------------------
  Revenues:
     Real estate sales                                                            $    9,831,141    10,694,344
     Club operations                                                                   1,814,247     1,540,901
     Patient service                                                                     714,032       673,924
     Rent                                                                                      -       631,026
     Other                                                                               460,221       519,863
                                                                              ------------------------------------
                          Total revenues                                              12,819,641    14,060,058
                                                                              ------------------------------------
  Operating costs and expenses:
     Real estate sales                                                                 5,614,676     7,723,662
     Club operations                                                                   1,808,756     1,567,166
     Patient service direct costs                                                        454,000       356,235
     Rental operations                                                                         -        99,413
     Other                                                                               206,810       187,883
     Selling, general and administrative                                               4,167,431     3,677,613
     Depreciation and amortization                                                       518,896       418,798
                                                                              ------------------------------------
                         Total operating costs and expenses                           12,770,569    14,030,770
                                                                              ------------------------------------
 Operating income                                                                         49,072        29,288
                                                                              ------------------------------------
  Other income (expense):
     Interest income                                                                     265,753       473,840
     Interest income, related party                                                            -        36,068
     Interest expense, including loan cost amortization                               (1,355,342)   (1,639,517)
     Interest expense, related party                                                  (1,274,788)   (1,118,268)
     Other, net                                                                          351,937       115,531
                                                                              ------------------------------------
                         Net other expense                                            (2,012,440)   (2,132,346)
                                                                              ------------------------------------
 Loss before minority interests                                                       (1,963,368)   (2,103,058)
  Minority interests in earnings of consolidated subsidiaries                         -                (12,379)
                                                                              ====================================
 Net loss                                                                         $   (1,963,368)   (2,115,437)
                                                                              ====================================
 Net loss per share - basic and diluted                                           $     (.31)          (.34)
                                                                              ------------------------------------
 Weighted average number of common shares outstanding                                  6,290,874     6,276,744
 =================================================================================================================


See accompanying notes to the Consolidated Financial Statements

                            LEGEND PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

 ================================================================================================================================
                                                                                                       1998            1997
 --------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
          Net loss                                                                             $    (1,963,368)     (2,115,437)
          Adjustments to reconcile net loss to net cash  used in operating activities:
                Depreciation and amortization                                                          731,015         714,194
                Related party interest expense not paid                                              1,412,075       1,055,070
                Related party interest income not collected                                                  -         (36,067)
                Minority interests in earnings (losses)                                                      -          12,379
                Change in certain assets and liabilities:
                    Decrease (increase) in real estate inventory                                    (7,572,677)      2,168,970
                    Increase in accounts and notes receivable and other assets                        (715,417)       (300,771)
                    Decrease in accounts payable and other notes and liabilities                      (788,153)     (1,708,438)
                                                                                               ----------------------------------
                Net cash used in operating activites                                                (8,896,525)       (210,100)
                                                                                               ----------------------------------
 Cash flows from investing activities:
          Decrease (increase) in restricted cash and investments                                      (563,063)      1,992,354
          Purchase of property and equipment                                                          (154,905)     (2,284,433)
          Loans to related parties                                                                           -         (20,000)
          Collection of loans to related parties                                                             -         278,434
                                                                                               ----------------------------------
                Net cash used in investing activities                                                 (717,968)        (33,645)
                                                                                               ----------------------------------
 Cash flows from financing activities:
          Proceeds from notes payable to bank and others                                             8,644,327      16,297,173
          Repayment of notes payable to bank and others                                             (7,163,105)    (18,644,521)
          Proceeds from loans from related parties                                                       2,602       2,235,169
          Payment of loan fees                                                                         (56,106)              -
          Purchase of fractional shares                                                                      -         (21,377)
                                                                                               ----------------------------------
                Net cash provided by (used in) financing activities                                  1,427,718        (133,556)
                                                                                               ----------------------------------
                Net decrease in cash and cash equivalents                                           (8,186,775)       (377,301)
                                                                                               ==================================
 Cash and cash equivalents at beginning of period                                                   12,732,681       1,529,898
                                                                                               ----------------------------------
 Cash and cash equivalents at end of period                                                   $      4,545,906       1,152,597
                                                                                               ==================================
 Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest,
      net of amount capitalized of $397,589 in 1998
      and $60,169 in 1997                                                                     $        947,355       1,410,651
                                                                                               ==================================


See accompanying notes to the Consolidated Financial Statements

                            LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.       BASIS OF PRESENTATION

Legend Properties, Inc. (Legend or the Company) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of March 31, 1998, Holdings owns approximately 79% of the outstanding common shares of Legend Properties, Inc.

The consolidated financial statements include the accounts of Legend and its subsidiaries . In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    ACQUISITION OF REAL ESTATE

On March 6, 1998 Ashburn Corporate Center, LC (Ashburn), a majority owned subsidiary of the Company, acquired the initial phase of the Ashburn Corporate Center comprised of approximately 88 acres for a total purchase price of approximately $7,098,021 including closing costs and allocated fees. Ashburn has the second phase, comprised of approximately 28 acres, under contract for a closing in June 1998. Total purchase price for this parcel, including estimated closing costs and allocated fees is approximately $3,919,641.

The Ashburn Corporate Center is a commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is fully improved with sewer, water and roadways in place.

Ashburn is owned 82% by the Company which serves as the managing partner.
The remaining 18% is owned by unaffiliated third parties. The Company is entitled to: first, an 18% preferred return; second, return of its capital contribution; and thereafter, a declining percentage of cash flows (80% to 60%) until it achieves certain internal rates of return on its capital contribution.

The acquisition was funded with two loans in the amounts of $5,500,000 and $440,000, which mature on September 6, 1999. The interest rate on both loans is 18%, payable monthly.

3.    CONTINGENCIES

The Company is subject to various lawsuit arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Legend or the Company), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) with RGI U.S. Holdings, Inc. (RGI/US). For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of March 31, 1998, Holdings owns approximately 79% of the outstanding common shares of Legend.

The Company's strategy is to realize and enhance the market potential of its core assets. The Company currently controls more than 5,000 acres of land in two master planned communities (Southbridge and Chapman's Landing), a commercial business park development (the Ashburn Corporate Center), a residential golf community (Grand Harbor) and a retirement community (Oak Harbor).

Grand Harbor is a 772-acre residential golf community located in Vero Beach, Florida. Oak Harbor is a 116-acre retirement community also located in Vero Beach, Florida. The Royal Palm Convalescent Center is a skilled nursing care facility licensed for 72 beds located in Vero Beach, Florida (Oak Harbor and Royal Palm are collectively referred to as Oak Harbor). Southbridge is a 2,685-acre development located in Prince William County, Virginia. Chapman's Landing is a 2,227-acre parcel located in Charles County, Maryland.

The Ashburn Corporate Center is a 116-acre commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is fully improved with sewer, water and roadways in place. On March 6, 1998 the Company closed on the initial acquisition of 88 acres with the remaining 28 acres scheduled to close in June 1998. Acquisition and development costs are expected to total approximately $14 million. The Company's primary business strategy is the sale of finished commercial office and flex/tech lots to third-party developers and on a selective basis the construction of buildings for owner/users.

The Company is currently focused on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additional, the Company intends to develop and sell land parcels at Southbridge and Chapman's Landing and the Ashburn Corporate Center. The Company's ability to fully implement its business plan is dependent on, among other things, securing short-term and long-term financing on acceptable terms.

The Company has been negotiating with the State of Maryland regarding the possible sale of all or a part of the Chapman's Landing project. Negotiations, the disclosure of which is limited by a confidentiality agreement, have continued for several months. According to media reports, the State of Maryland has budgeted funds for a possible acquisition. Although negotiations continue, the finalization of an agreement is not certain and the Company continues to pursue the state wetlands permit to allow development to commence. The development plan for Chapman's Landing could be substantially revised depending upon the outcome of the negotiations with the State of Maryland and the progress of the issuance of the wetlands permit.

In December 1997, three individuals filed a request for a contested case hearing challenging the issuance of a Groundwater Appropriation Permit by the Maryland Department of the Environment for the Chapman's Landing project. The plaintiffs sought to have the Groundwater Appropriation Permit invalidated since they contended the permit was originally issued improperly.

During March and April of 1998, oral arguments were heard in the contested case hearing. The contested case hearing is an administrative appeal before a Maryland Administrative Law Judge. A ruling on the hearing has not yet been issued. The Company is contesting this case vigorously and expects to prevail.

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. For a discussion of the factors affecting the Company's business plan, see the Company's 1997 Annual Report on Form 10-K "Management's Discussion and Analysis - Factors Affecting Legend's Business Plan." Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowing and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses. During the first quarter 1998, the Company did not borrow any additional funds from Holdings, but utilized existing cash and cash equivalents and third party borrowings to fund its development, construction and operating activities.

As of March 31, 1998, the Company's debt obligations totaled $136,201,158 of which $26,358,162 matures by March 31, 1999 and an additional $96,514,108 by March 31, 2000. A substantial portion of the debt that matures in the twelve months period ending March 31, 2000 relates to loans from Holdings ($74,308,604) of which a substantial portion ($58,070,704) matures on April 1, 1999.

The Company's business plan for 1998 contemplates expenditures of approximately $27,000,000 for the continued development and construction at Southbridge, Chapman's Landing, Grand Harbor and Oak Harbor. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the approximate $16 million of construction financing required but must arrange financing for the remainder. For Southbridge and Chapman's Landing, the Company must arrange development financing of approximately $13 million. The excess borrowings of approximately $2 million are intended to replace a portion of the internally funded development costs from 1997 at Southbridge with external borrowings. In addition to the expenditures noted above, the Company anticipated utilizing approximately $ 13 million for acquisition and development of Ashburn during 1998. External financing of $5,940,000 is already in place. The Company is in negotiations with several third party lenders for the remaining acquisition financing.

As noted above, the Company has substantial existing debt obligations maturing in 1998 and early 1999 and requires additional financing to advance its business plan. As of March 31, 1998 the Company had $4,545,906 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its debt obligations in 1998 from existing cash resources, the release of restricted cash pledged as collateral on certain debt, and from refinancings. However, there can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations.

The cash flow generated from operations for each of Legend's projects can differ substantially from earnings, depending on the status of the development cycle. At the Southbridge, Chapman's Landing and Ashburn properties, which are in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, obtaining zoning and other regulatory approvals, construction of amenities (including golf courses, clubhouses and recreation centers), sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures are capitalized, income reported for financial statement purposes during the initial years may significantly exceeding operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

Legend's cash and cash equivalents balance at March 31, 1998, and December 31, 1997, was $4,545,906 and $12,732,681, respectively. The decrease in the first quarter of 1998 is attributable to cash utilized in operating and investing activities of $8,896,525 and $717,968, respectively, partially offset by cash provided by financing activities of $1,427,718.

Cash Flows from Operating Activities: For the quarter ended March 31, 1998, Legend utilized cash in operating activities of $8,896,525.

Cash utilized in operations in the quarter ended March 31, 1998 was primarily due to the following:

- Net losses of $1,963,368, due primarily to operating losses at the Oak Harbor, Southbridge and Chapman's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated and lower than the comparable period of 1997, while Southbridge experienced delays in lot development due to an extremely wet winter in the Washington D.C. area, and closed on only 8 lots in the quarter ended March 31, 1998. As noted above, due to delays in obtaining the final permits and the ongoing negotiations with the State of Maryland, the Company has only commenced limited development at Chapman's Landing, but continues to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale of 16 residential units, compared to 12 in the first quarter of 1997.

- An increase in accounts and notes receivable and other assets of $715,417 and a decrease in accounts payable and other liabilities of $788,153 during the three months ended March 31, 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

- An increase in real estate inventory of $7,572,677. The primary reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity totaling approximately $7.5 million. In addition, construction of residential units continued at Grand Harbor and Oak Harbor, including the work on the second 24-unit condominium building at Oak Harbor, scheduled to be finalized in the fourth quarter of 1998. Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts, however the construction activity was slower than in the previous months mainly because of the extremely wet winter in the area. In total these construction, development and land acquisition activities totaled $13,187,353. This was offset by sales of 16 and 4 units at Grand Harbor and Oak Harbor, respectively, 8 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These sales reduced inventory by $5,614,676.

Partially offset by the following:

- Related party interest expense of $1,412,075 was not paid during the quarter ended March 31, 1998 pursuant to the terms of the loan agreements.

- Depreciation and amortization expense of $731,015 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs.

Cash Flows from Investing Activities: For the quarter ended March 31, 1998, Legend utilized cash flow in investing activities of $717,968. The amount of cash utilized in investing activities increased mainly due to an increase in customer deposits and other restricted cash at Grand Harbor and Oak Harbor, and establishing a cash escrow for the Ashburn project. In addition property and equipment was purchased for a total of $154,905.

Cash Flows from Financing Activities: For the quarter ended March 31, 1998, Legend generated net cash from financing activities in the amount of $1,427,718. The Company borrowed an additional $8,644,327 from external parties ($5,940,000 at Ashburn, $1,769,373 at Grand Harbor and $934,954 at Oak Harbor). The borrowings at Ashburn was used to finance the first takedown of land acquisition described above, while the borrowings at Grand Harbor and Oak Harbor was used primarily to fund certain construction and development costs. Repayments on external debt totaled $7,163,105 for Grand Harbor ($5,281,240) and Oak Harbor ($1,881,865). The repayments were made primarily from funds generated through sales of residential units and club memberships and from using the cash available at December 31, 1997.


RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 1998, include the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor and the Ashburn Corporate Center, whereas the results of operations for the three months ended March 31, 1997 include the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, Laguna Seca and the Lynnwood Center. Both the Laguna Seca Ranch, a 565-acre parcel located in Monterey, California, and the Lynnwood Center, a 164,724 square foot shopping center located in Lynnwood, Washington, were sold in the fourth quarter of 1997.

Total revenues for the three months ended March 31, 1998 and 1997 were $12,819,641 and $14,060,058, respectively. The decrease of $1,240,417 was mainly due to a decrease in real estate sales at Oak Harbor and the fact that 1997 results included rent revenues for the Lynnwood Center.

Real estate sales decreased by $863,203 to $9,831,141 in the three months ended March 31, 1998 from $10,694,344 in the comparable period of 1997. In the three months ended March 31, 1998, real estate sales at Grand Harbor, Oak Harbor and Southbridge were $8,204,807, $1,401,334, and $300,000, respectively, compared to sales of $4,563,636 and $6,130,708 at Grand Harbor and Oak Harbor, respectively, in the comparable period of 1997. A total of 16 Grand Harbor residential units were sold during the first quarter of 1998 at an average sale price of approximately $343,000 as compared to 12 units sold during the comparable period of 1997 at an average sale price of approximately $330,000. Also included in real estate revenues for Grand Harbor in first quarter 1998 is sale of a 20 acre parcel of raw land for a sales price of approximately $1.9 million, while no such sale was done in the comparable period of 1997. Real Estate revenues for Grand Harbor also include sale of club equity memberships and commissions for resales of $795,667 for the first quarter of 1998, compared to $613, 137 in the comparable period of 1997. A total of 4 Oak Harbor residential units were sold during the three months ended March 31, 1998, at an average sale price of approximately $350,000, compared to 16 units in the three months ended March 31, 1997, at an average sale price of approximately $383,000. The significant decrease in the number of units sold at Oak Harbor is mainly due to the fact that the first 24 unit condominium building was finalized during the first three months of 1997, and therefore most of the pre-sold units closed in this period. This event is the main reason for the
decrease in the total real estate revenues.   Since sales prices range from
$165,000 to approximately $1,100,000 at Grand Harbor and Oak Harbor, the average sales price of residential units may fluctuate significantly from period to period depending upon the type of product sold.

Due to an extremely wet winter in the Washington D.C. area, development activities at the Southbridge project were delayed, and the Company was only able to close on the sale of eight lots in the first quarter of 1998, at an average sales price of $ 37,500. The Company did not close on the sale of any lots in the comparable period of 1997. Only limited development has commenced at Chapman's Landing, due to delays in obtaining the final permits and the negotiations with the State of Maryland as discussed above. Ashburn has already entered a sales and marketing phase after an ownership period of only a couple of months, and the goal is to close on the first sale within 6 to 9 months.

Rent revenues decreased from $631,026 in the three months ended March 31, 1997 to zero in 1998 as a result of the sale of the Lynnwood Center in November 1997.

As an offset to the decrease in real estate revenues and rent, revenues generated by club operations at Grand Harbor and Oak Harbor increased $273,346. The club at Grand Harbor increased revenues $108,927 from $1,513,451 in first quarter 1997 to $1,566,948 in 1998, due primarily to the increase in overall memberships and related activities. The Oak Harbor Club did not begin operations until March 1, 1997, and therefore, revenues increased $219,849, from $27,450 in first quarter 1997 to $247,299 in 1998.

Total operating costs and expenses decreased $1,260,181 to $12,770,589 in the three months ended March 31, 1998, from $14,030,770 for the comparable period of 1997. The decrease was due primarily to an overall decrease in expenses associated with real estate sales due to a decrease in the number of units sold and an increase in the gross margin, partially off set by slight increases in most of the other line items.

Gross margin as a percentage of real estate sales was 43% (32% excluding the sale of the 20 acre parcel of raw land at Grand Harbor) for the first quarter of 1998, compared to 28% for the comparable period in 1997. During the first quarter of 1998, costs associated with the lot sales at Southbridge were also included whereas the first quarter of 1997 results reflected no sales activity at Southbridge. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly from period to period depending upon the type of product sold and the number of "trade in" sales. Gross margin on residential lot sales at Southbridge during the first quarter 1998 was 20%.

Selling, general and administrative (SG&A) expenses increased $489,818 to $4,167,431 in the three months ended March 31, 1998, from $3,677,613 in the three months ended March 31, 1997. The increase in SG&A resulted primarily from increased activity at Grand Harbor, Oak Harbor and Southbridge, and secondly increased expenses at Chapman's Landing, mainly related to the ongoing negotiations with the State of Maryland and legal fees associated with legal
proceeding related to the permits.   This was partially offset by a decrease in
corporate overhead, mainly due to high legal expenses in 1997 related to the lawsuit challenging the Merger.

Expenses related to club operations increased $241,590, from $1,567,166 in the first quarter of 1997 to $1,808,756 in the first quarter of 1998. The increase resulted from higher activity at the Grand Harbor Club, and an increase in Oak Harbor club activities that commenced in March 1997.

Rental operations expenses decreased from $99,413 in the three months ended March 31, 1997 to zero for the three months ended March 31, 1998, as a result of the sale of the Lynnwood Center in November 1997.

Depreciation and amortization expense increased from $418,798 in first quarter 1997 to $518,896 in 1998 due primarily to the commencement of depreciation on the Oak Harbor clubhouse and assisted living facility.

Interest income decreased $208,087 to $265,753 for the three months ended March 31, 1998, from $473,840 in 1997, primarily due to a reduction in the restricted cash account.

Other income increased $236,406 to $351,937 for the three months ended March 31, 1998, from $115,531 in 1997, primarily due to a distribution from an interest in a liquidating trust in the first quarter of 1998.

Interest expense to external lenders decreased $284,175 to $1,355,342 in the three months ended March 31, 1998, from $1,639,517 in 1997, while related party interest expense increased $156,520 to $1,274,788 in the first quarter of 1998, from $1,118,268 in 1997. The decrease in interest expense to external lenders fesulted from a reduction in outstanding external indebtedness of approximately $22.5 million from March 31, 1997 to March 31, 1998, resulting primarily from the sale of the Lynnwood Center, and partially from the sales of residential units at Grand Harbor and Oak Harbor and refinancing using related party debt. In contrast, the increase in related party interest expense is attributable to additional borrowings from related parties for operations and development at the properties and refinancing of external debt. This increase in related party debt is partially offset by a reduction in the average interest rate on indebtedness to related parties.

The combination of the above changes resulted in a net loss of $1,963,368 ($0.31 per share) for the three months ended March 31, 1998, as compared to a net loss of 2,115,437 ($0.34 per share) for the three months ended March 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS

The Company does not engage in trading currencies or in any hedging activities.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT NO.

3.1     Amended and Restated Certificate of Incorporation of the
        Registrant. (1)

3.2     Bylaws of Registrant, as amended and restated as of July 1, 1996. (2)

10.1 Employment contract dated March 31, 1998 by and between Legend Properties, Inc. and Edward F. Podboy. (3)

10.2 Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc. (4)

10.3 Loan Modification Agreement, dated as May 21, 1996, by and between Registrant and RGI Holdings, Inc. (4)

10.4 Form of Director Stock Option Agreements dated July 1, 1993, July 24, 1994 and July 7, 1995 (5)

10.5 Form of Executive Stock Option Agreements dated July 1, 1993, January 12, 1994 and February 8, 1995 (5)

27.1    Financial Data Schedule

-----------
(1) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the Registrant's Report on Form 8-K dated May 20, 1996.

(5) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

(b)     Reports on Form 8-K

(1) Registrant's Current Report on Form 8-K, dated January 16, 1998, reporting the sale of land, related improvements and personal property of the Laguna Seca Ranch in Monterey County, California and the effectiveness of the Second Stipulation and Agreement of Settlement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1998     LEGEND PROPERTIES, INC.

                        By:  /s/        EDWARD F. PODBOY
                           ---------------------------------------------
                                 Edward F. Podboy, President,
                                    Chief Executive Officer


                        LEGEND PROPERTIES, INC.

                        By:  /s/       ROBERT B. CAVOTO
                           ---------------------------------------------
                                       Robert B. Cavoto
                                    Chief Financial Officer