Form 10-Q
period 1998-06-30
LEGEND PROPERTIES INC
filed 1998-08-14
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          COMMISSION FILE NUMBER 1-9885
                             LEGEND PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                     36-3465359
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



   13662 OFFICE PLACE, SUITE 201, WOODBRIDGE,VIRGINIA          22192
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

     Shares of common stock outstanding as of August 10, 1998: 6,290,874.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

            Consolidated Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997.......3

            Consolidated Statements of Operations for the Six Months Ended June 30, 1998
            and 1997 (unaudited).................................................................4

            Consolidated Statements of Operations for the Three Months Ended June 30,
            1998 and 1997 (unaudited)............................................................5

            Consolidated Statements of Cash Flows for the Six Months Ended June 30,
            1998 and 1997 (unaudited)............................................................6

            Notes to Consolidated Financial Statements (unaudited)...............................7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................9

Item 3      Quantitative and Qualitative Disclosures about Market Risks.........................15

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...................................................................16

Item 4.     Submission of Matters to a Vote of Security Holders.................................17

Item 6.     Exhibits and Reports of Form 8-K....................................................18

Signatures  ....................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                            1998                    1997
-----------------------------------------------------------------------------------------------------------
                                     Assets
                                     ------

Real estate inventory                                               $   112,390,570            103,857,159
Cash and cash equivalents                                                   622,057             12,732,681
Restricted cash and investments                                          16,879,445             15,230,538
Accounts and notes receivable                                             1,052,555              1,012,877
Property and equipment, net                                              25,050,688             25,759,305
Intangible assets, net                                                    1,737,957              1,828,470
Other assets, net                                                         2,241,889              2,449,522
                                                                     --------------------------------------
                                                                    $   159,975,161            162,870,552
                                                                     --------------------------------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Notes payable to banks and others                                        60,198,529             60,411,332
Payables to related parties                                              75,733,442             72,893,927
Accounts payable                                                          2,738,021              3,406,650
Other notes and liabilities                                         $     9,944,709              9,407,537
                                                                     --------------------------------------
                                                                        148,614,701            146,119,446
                                                                     -------------------------------------

Stockholders' equity :
   Common stock, $.01 par value.  Authorized 10,000,000 shares;
     6,311,678 shares issued and 6,290,874 shares outstanding                63,117                 63,117
   Additional paid-in capital                                            44,171,103             44,171,103
   Accumulated deficit                                                  (32,752,444)           (27,361,798)
   Treasury stock, 20,804 shares                                           (121,316)              (121,316)
                                                                     --------------------------------------
                  Total stockholders' equity                             11,360,460             16,751,106

-----------------------------------------------------------------------------------------------------------
                                                                    $   159,975,161            162,870,552
-----------------------------------------------------------------------------------------------------------

 See accompanying notes to the Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
                                                                             1998                1997
---------------------------------------------------------------------------------------------------------
Revenues:
         Real estate sales                                             $  18,814,371          17,304,362
         Club operations                                                   3,235,964           3,009,145
         Patient service                                                   1,319,875           1,353,459
         Rent                                                                   -              1,250,752
         Other                                                             1,212,064             860,138
                                                                        ---------------------------------

                    Total revenues                                        24,582,274          23,777,856
                                                                        ---------------------------------

Operating costs and expenses:
         Real estate sales                                                12,367,446          13,297,818
         Club operations                                                   3,481,965           2,815,954
         Patient service direct costs                                        873,981             716,041
         Rental operations                                                      -                197,631
         Other                                                               484,939             331,415
         Selling, general and administrative                               7,538,584           7,345,680
         Depreciation and amortization                                     1,058,834             765,857
                                                                        ---------------------------------

                    Total operating costs and expenses                    25,805,749          25,470,396
                                                                        ---------------------------------

Operating loss                                                            (1,223,475)         (1,692,540)
                                                                        ---------------------------------

Other income (expense):
         Interest income                                                     464,434             798,574
         Interest income, related party                                         -                 72,537
         Interest expense, including loan cost amortization               (2,540,823)         (3,837,860)
         Interest expense, related party                                  (2,467,719)         (2,500,922)
         Other, net                                                          376,937             234,557
                                                                        ---------------------------------

                     Net other expense                                    (4,167,171)         (5,233,114)
                                                                        ---------------------------------

Loss before minority interests                                            (5,390,646)         (6,925,654)

Minority interests in loss of consolidated subsidiaries                         -                252,716
                                                                        ---------------------------------

Net loss                                                               $  (5,390,646)         (6,672,938)
                                                                        ---------------------------------

Net loss per share - basic and diluted                                 $       (0.86)              (1.06)
                                                                        ---------------------------------

Weighted average number of common shares outstanding                       6,290,874           6,281,695
---------------------------------------------------------------------------------------------------------


 See accompanying notes to the Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------
                                                                                 1998               1997
-----------------------------------------------------------------------------------------------------------
Revenues:
         Real estate sales                                              $     8,983,230          6,610,018
         Club operations                                                      1,421,717          1,468,244
         Patient service                                                        605,843            679,535
         Rent                                                                      -               619,726
         Other                                                                  751,843            340,275
                                                                         ----------------------------------

                     Total revenues                                          11,762,633          9,717,798
                                                                         ----------------------------------

Operating costs and expenses:
         Real estate sales                                                    6,752,770          5,574,156
         Club operations                                                      1,673,209          1,248,788
         Patient service direct costs                                           419,981            359,806
         Rental operations                                                         -                98,218
         Other                                                                  278,129            143,532
         Selling, general and administrative                                  3,371,153          3,668,067
         Depreciation and amortization                                          539,938            347,059
                                                                         ----------------------------------

                     Total operating costs                                   13,035,180         11,439,626
                                                                         ----------------------------------

Operating loss                                                               (1,272,547)        (1,721,828)
                                                                         ----------------------------------

Other income (expense):
         Interest income                                                        198,681            324,734
         Interest income, related party                                            -                36,469
         Interest expense, including loan cost amortization                  (1,185,481)        (2,198,343)
         Interest expense, related party                                     (1,192,931)        (1,382,654)
         Other, net                                                              25,000            119,026
                                                                         ----------------------------------

                     Net other expense                                       (2,154,731)        (3,100,768)
                                                                         ----------------------------------

Loss before minority interests                                               (3,427,278)        (4,822,596)

Minority interests in loss of consolidated subsidiaries                            -               265,095
                                                                         ----------------------------------

Net loss                                                                $    (3,427,278)        (4,557,501)
                                                                         ----------------------------------

Net loss per share - basic and diluted                                  $         (0.54)             (0.72)
                                                                         ----------------------------------

Weighted average number of common shares outstanding                          6,290,874          6,286,591
-----------------------------------------------------------------------------------------------------------


 See accompanying notes to the Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                              1998                1997
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                         $    (5,390,646)         (6,672,938)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                       1,352,109           1,436,275
        Related party interest expense not paid                             2,836,914           2,398,185
        Related party interest income not collected                              -                (72,537)
        Minority interests in loss                                               -               (252,716)
        Change in certain assets and liabilities:
          Decrease (increase) in real estate inventory                     (8,533,411)          2,557,834

          Increase in accounts and notes receivable and other assets          (69,214)           (325,071)

          Decrease in accounts payable and other notes and liabilities       (131,456)         (6,186,567)
                                                                        ----------------------------------

         Net cash used in operating activites                              (9,935,704)         (7,117,535)
                                                                        ----------------------------------

Cash flows from investing activities:
     Decrease (increase) in restricted cash and investments                (1,648,907)          2,927,236
     Purchase of property and equipment                                      (259,704)         (3,606,729)
     Loans to related parties                                                    -                (20,000)
     Collection of loans to related parties                                      -                298,434
                                                                        ----------------------------------

      Net cash used in investing activities                                (1,908,611)           (401,059)
                                                                        ----------------------------------


Cash flows from financing activities:
     Proceeds from notes payable to bank and others                        12,129,886          14,833,266
     Repayment of notes payable to bank and others                        (12,342,689)        (20,568,177)
     Proceeds from loans from related parties                                   2,600          13,416,271
     Payment of loan fees                                                     (56,106)                -
     Sale of common shares                                                       -                400,003
     Purchase of fractional shares                                               -               (131,377)
                                                                        ----------------------------------

      Net cash provided by (used in) financing activities                    (266,309)          7,949,986
                                                                        ----------------------------------

      Net (decrease) increase in cash and cash equivalents                (12,110,624)            431,392

Cash and cash equivalents at beginning of period                           12,732,681           1,529,898
                                                                        ----------------------------------

Cash and cash equivalents at end of period                            $       622,057           1,961,290
                                                                        ----------------------------------

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest,
  net of amount capitalized of $1,013,027 in 1998
  and $359,263 in 1997                                                $     1,734,478           2,873,219
                                                                        ----------------------------------

See accompanying notes to the Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1. BASIS OF PRESENTATION

Legend Properties, Inc. (Legend or the Company) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of June 30, 1998, Holdings owns approximately 80% of the outstanding common shares of Legend Properties, Inc.

The consolidated financial statements include the accounts of Legend and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2. ACQUISITION OF REAL ESTATE

On March 6, 1998 Ashburn Corporate Center, LC (Ashburn), a majority owned subsidiary of the Company, acquired the initial phase of the Ashburn Corporate Center comprised of approximately 88 acres for a total purchase price of approximately $7,098,021 including closing costs and allocated fees. Acquisition of the second phase, comprised of approximately 28 acres, has not yet occurred. Total purchase price for this parcel, including estimated closing costs and allocated fees is approximately $3,919,641.

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

3. RELATED PARTY TRANSACTIONS

On July 9, 1998 the Company executed a letter agreement for the advancement of $6,500,000 from Holdings. The advance is secured by a first mortgage on certain real estate inventory and bears interest at the prime rate plus 1 percent to 1.5 percent. Principal and accrued interest are due the earlier of April 1,

1999 or within 5 days of the disposition of certain property or the financing of certain activities with external lenders. As of August 10, 1998 the Company has borrowed $3,800,000 under the agreement.

4. NOTES PAYABLE TO BANKS AND OTHERS

Due to the Company's failure to make a certain minimum principal payment, a mortgage note payable to bank in the principal amount of $8,643,233 is in default. The Company was required to reduce the principal balance to $7,000,000 as of May 20, 1998 as required in the loan agreement. The Company is negotiating with the bank for the pay off of the entire loan balance, which will eliminate the event of default.

5. CONTINGENCIES

The Company is subject to various lawsuit arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Legend or the Company), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) with RGI U.S. Holdings, Inc. (RGI/US). For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of June 30, 1998, Holdings owns approximately 80% of the outstanding common shares of Legend.

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

The Ashburn Corporate Center is a 116-acre commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is fully improved with sewer, water and roadways in place. On March 6, 1998 the Company closed on the initial acquisition of 88 acres. Acquisition of the remaining 28 acres has not yet occurred. Subsequent to the second quarter, the Company began marketing its interest in the project. Strong development and leasing activity in the corridor, driven by high technology companies, has created an opportunity to achieve an acceptable return from the outright sale of the project rather then proceeding with development as originally planned.

The Company is currently focused on continuing the development of infrastructure and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, the Company intends to develop and sell land parcels at Southbridge and Chapman's Landing. The Company's ability to fully implement its business plan is dependent on, among other things, securing short-term and long-term financing on acceptable terms.

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


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowing and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses. During the six months ended June 30, 1998, the Company did not borrow any additional funds from Holdings, but utilized existing cash and cash equivalents and third party borrowings to fund its development, construction and operating activities.

On July 9, 1998 the Company executed a letter agreement with Holdings for the advancement of $6,500,000 to fund certain development and construction activities and to repay a loan with an external lender. As of August 10, 1998 the Company has drawn $3,800,000 under the agreement.

As of June 30, 1998, the Company's debt obligations totaled $135,931,971 of which $91,293,487 matures by June 30, 1999 and an additional $35,530,576 by June 30, 2000. A substantial portion of the debt that matures by June 30, 1999 relates to loans from Holdings, of which $58,692,797 matures on April 1, 1999.

The Company's business plan for 1998 contemplates expenditures of approximately $27,000,000 for the continued development and construction at Southbridge, Chapman's Landing, Grand Harbor and Oak Harbor. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the approximate $16 million of construction financing required, but must arrange financing for the remainder. For Southbridge and Chapman's Landing, the Company must arrange development financing of approximately $13 million. The excess borrowings of approximately $2 million are intended to replace a portion of the internally funded development costs from 1997 at Southbridge with external borrowings. In addition to the expenditures noted above, the Company anticipates expenditures of approximately $9 million for acquisition and development of Ashburn during 1998. External financing of $5,940,000 is already in place.

As noted above, the Company has substantial existing debt obligations maturing in late 1998 and early 1999 and requires additional financing to advance its business plan. As of June 30, 1998 the Company had $622,057 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its debt obligations in the remainder of 1998 from existing and internally generated cash resources, the release of restricted cash pledged as collateral on certain debt, and from refinancings. However, there can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations.

For each of the Company's projects, cash flow generated from operations can differ substantially from earnings, depending on the status of the development cycle. At the Southbridge and Chapman's Landing properties, which are in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, obtaining zoning and other regulatory approvals, construction of amenities (including golf courses, clubhouses and recreation centers), sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures are capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

Legend's cash and cash equivalents balance at June 30, 1998, and December 31, 1997, was $622,057 and $12,732,681 respectively. The decrease in the six months ended June 30, 1998 is attributable to cash utilized in operating, investing and financing activities of $9,935,704, $1,908,611 and $266,309 respectively.

Cash Flows from Operating Activities: For the six months ended June 30, 1998, Legend utilized cash in operating activities of $9,935,704.

Cash utilized in operations in the six months ended June 30, 1998 was primarily due to the following:

- Net losses of $5,390,646, due primarily to operating losses at the Oak Harbor, Southbridge and Chapman's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated and lower than the comparable period of 1997, while Southbridge experienced delays in lot development due to an extremely wet winter and spring in the Washington D.C. area, and closed on only 20 lots in the six months ended June 30, 1998. Due to delays in obtaining the final permits and the ongoing negotiations with the State of Maryland, the Company has only commenced limited development at Chapman's Landing, but continues to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale of 38 residential units, compared to 24 units in 1997.


- An increase in real estate inventory of $8,533,411. The primary reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity totaling approximately $8.1 million. In addition, construction of residential units continued at Grand Harbor and Oak Harbor. Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts, however development activities were slow during the early part of the year because of the extremely wet winter in the area. In total, land acquisition, development and construction activities totaled $20,900,857. This was offset by sales of 38 and 9 units at Grand Harbor and Oak Harbor, respectively, 20 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These sales reduced inventory by $12,367,446.

- An increase in accounts and notes receivable and other assets of $69,214 and a decrease in accounts payable and other liabilities of $131,456 during the six months ended June 30, 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

Partially offset by the following:

-        Related party interest expense of $2,836,914 was accrued but not paid during the six months ended June 30, 1998 pursuant to the terms of the loan agreements.

-        Depreciation and amortization of $1,352,109 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs.


Cash Flows from Investing Activities: For the six months ended June 30, 1998, Legend utilized cash flow in investing activities of $1,908,611. Cash utilized in investing activities was attributable to an increase in customer deposits and other restricted cash at Grand Harbor and Oak Harbor, the establishment of development cash escrows for the Ashburn project. In addition property and equipment was purchased for a total of $259,704.

Cash Flows from Financing Activities: For the six months ended June 30, 1998, Legend utilized net cash from financing activities in the amount of $266,309. The Company borrowed an additional $12,129,886 from external parties ($5,940,000 at Ashburn, $4,728,617 at Grand Harbor and $1,461,269 at Oak Harbor). The borrowings at Ashburn was used to finance the first takedown of land acquisition described above, while the borrowings at Grand Harbor and Oak Harbor was used primarily to fund certain construction and development costs. Repayments on external debt totaled $12,342,689 (Grand Harbor $8,973,475 and Oak Harbor $3,369,214). Repayments were made primarily from funds generated through sales of residential units and club memberships and from existing cash resources.


RESULTS OF OPERATIONS

Six months ended June 30, 1998 compared with 1997

Results of operations for the six months ended June 30, 1998, include the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor and the Ashburn Corporate Center, whereas the results of operations for the six months ended June 30, 1997 include the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, Laguna Seca Ranch and the Lynnwood Center. Both the Laguna Seca Ranch, a 565-acre parcel located in Monterey, California, and the Lynnwood Center, a 164,724 square foot shopping center located in Lynnwood, Washington, were sold in the fourth quarter of 1997.

Total revenues for the six months ended June 30, 1998 and 1997 were $24,582,274 and $23,777,856, respectively. The increase of $804,418 was primarily due to increases in real estate sales at Grand Harbor and Southbridge which were partially offset by a decrease in real estate sales at Oak Harbor and fact that 1997 results included rent revenues for the Lynnwood Center.

Real estate sales increased $1,510,009 to $18,814,371 in the six months ended June 30, 1998 from $17,304,362 in the comparable period of 1997. A total of 38 residential units were sold at Grand Harbor during the six months ended June 30, 1998 at an average sale price of approximately $328,000 as compared to 24 units sold during the comparable period of 1997 at an average sale price of approximately $370,000. Also included in real estate revenues for Grand Harbor for the six months ended June 30, 1998 is the sale of a 20 acre land parcel for a sales price of approximately $1.9 million. There were no land parcel sales in the comparable period of 1997. A total of 9 residential units were sold at Oak Harbor during the six months ended June 30, 1998, at an average sale price of approximately $397,000, compared to 22 units in the six months ended June 30, 1997, at an average sale price of approximately $371,000. The significant decrease in the number of units sold at Oak Harbor is due to the fact that construction of the first 24 unit condominium building was completed during March 1997 at which time the majority of the units, which had been contracted for, closed. Since sales prices range from $165,000 to approximately $1,100,000 depending on unit type and location at Grand Harbor and Oak Harbor, the average sales price of residential units may fluctuate significantly from period to period depending upon the type and location of product sold.

 At Southbridge, even though lot development activities were delayed due to an extremely wet winter and spring in the Washington D.C. area, the Company was able to close on the sale of 20 residential lots in the six months ended June 30, 1998, at an average sales price of $ 42,500, compared to 6 lots in the comparable period of 1997, at an average sales price of approximately $43,000. Only limited development has commenced at Chapman's Landing, due to delays in obtaining the final permits and the negotiations with the State of Maryland as discussed above.

As a result of the sale of the Lynnwood Center in November 1997 there were no rent revenues recognized during the six months ended June 30, 1998 compared to $1,250,752 in 1997.

Revenues from club operations at Grand Harbor and Oak Harbor increased $226,819. Grand Harbor club operations revenue increased by $58,241 to $2,882,948 in the six months ended June 30,1998 from $2,824,707 in the comparable period of 1997, due primarily to the increase in overall memberships and related activities. Oak Harbor club operations revenue increased $308,378 to $492,816 for the six months ended June 30, 1998 as compared to $184,438 in 1997, due primarily to the increase in membership and since club operations did not begin until March 1, 1997.

Total operating costs and expenses increased $335,353 to $25,805,749 in the six months ended June 30, 1998, from $25,470,396 for the comparable period of 1997. The increase was due primarily to increases in real estate sales expense, club operations expense at Grand Harbor and Oak Harbor and selling, general and administrative expenses overall. These increases were partially offset by an increase in the gross margin on units sold.

Real estate sales expense increased due to the increase in the number of units sold. Gross margin as a percentage of real estate sales was 34% (29% excluding the sale of the 20 acre land parcel at Grand Harbor) for the six months ended June 30, 1998, compared to 23% for the comparable period in 1997. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly from period to period depending upon the type of product sold and the number of "trade in" sales. Gross margin on residential lot sales at Southbridge remained consistent at 20%.

Expenses related to club operations increased $666,011 to $3,481,965 in the six months ended June 30, 1998, from $2,815,954 in the comparable period of 1997. The increase resulted from higher membership and activities at the Grand Harbor and Oak Harbor clubs and the fact that the Oak Harbor club did not commence operations until March 1, 1997.

Selling, general and administrative (SG&A) expenses increased $192,904 to $7,538,584 in the six months ended June 30, 1998, from $7,345,680 in the six months ended June 30, 1997. The increase in SG&A resulted primarily from increased sales activity at Grand Harbor, Oak Harbor and Southbridge, and from increased expenses at Chapman's Landing, mainly related to the ongoing negotiations with the State of Maryland and legal fees associated with legal proceeding related to the permits. These increases were partially offset by a decrease in corporate overhead, since the 1997 results included significant legal expenses related to the lawsuit challenging the Merger which was settled in November 1997 and did not impact 1998 results.

Depreciation and amortization expense increased to $1,058,834 in the six months ended June 30, 1998 from $765,857 in 1997, due primarily to the commencement of depreciation on the Oak Harbor clubhouse and assisted living facility.

Interest income decreased $334,140 to $464,434 for the six months ended June 30, 1998, from $798,574 in 1997, primarily due to a reduction in the restricted cash account.

Interest expense to external lenders decreased $1,297,037 to $2,540,823 in the six months ended June 30, 1998, from $3,837,860 in 1997, due to a net reduction in outstanding external indebtedness, resulting primarily from the sale of the Lynnwood Center and sales of residential units at Grand Harbor and Oak Harbor, partially offset by the Ashburn Corporate Center acquisition. In contrast, related party interest expense was relatively unchanged with a small increase attributable to a net increase in related party indebtedness resulting from additional borrowings for operations and development at the properties, partially offset by a reduction in the average interest rate on indebtedness to related parties and higher levels of interest capitalization for development activities at Southbridge.

The combination of the above changes resulted in a net loss of $5,390,646 ($0.86 per share) for the six months ended June 30, 1998, as compared to a net loss of $6,672,938 ($1.06 per share) for the six months ended June 30, 1997.

Three months ended June 30, 1998 compared to 1997

Total revenues for the three months ended June 30, 1998 and 1997 were $11,762,633 and $9,717,798, respectively. The increase of $2,044,835 was primarily due to increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge which were partially offset by the fact that 1997 results included rent revenues for the Lynnwood Center.

Real estate sales increased $2,373,212 to $8,983,230 in the three months ended June 30, 1998 from $6,610,018 in the comparable period of 1997. A total of 22 residential units were sold at Grand Harbor during the three months ended June 30, 1998 at an average sale price of approximately $281,000 as compared to 12 units sold during the comparable period of 1997 at an average sale price of approximately $360,000. There were no land parcel sales in the three months ended June 30, 1998 or 1997. A total of 5 residential units were sold at Oak Harbor during the three months ended June 30, 1998, at an average sale price of approximately $434,000, compared to 6 units in the three months ended June 30, 1997, at an average sale price of approximately $339,000. During the three months ended June 30, 1998, 12 residential lots were sold at Southbridge at an average sales price of $ 42,500 compared to 6 lots during the comparable period of 1997 at an average sales price of approximately $43,000.

Total operating costs and expenses increased $1,595,554 to $13,035,180 in the three months ended June 30, 1998, from $11,439,626 for the comparable period of 1997. The increase was due primarily to an increase in real estate sales expense, due to an increase in the number of units sold, and an increase in club operations expense at Grand Harbor and Oak Harbor, which was partially offset by an increase in the gross margin on units sold and lower selling, general and administrative expense.

Gross margin as a percentage of real estate sales was 25% for the three months ended June 30, 1998, compared to 16% for the comparable period in 1997.

Expenses related to club operations increased $424,421 to $1,673,209 in the three months ended June 30, 1998, from $1,248,788 in the comparable period of 1997. The increase resulted from higher membership and activities at the Grand Harbor and Oak Harbor clubs.

Selling, general and administrative (SG&A) expenses decreased $296,914 to $3,371,153 in the three months ended June 30, 1998, from $3,668,067 in the three months ended June 30, 1997. The decrease in SG&A resulted primarily from a decrease in corporate overhead, mainly due to significant legal expenses in 1997 related to the lawsuit challenging the Merger. This decrease was partially offset by increased sales activity at Grand Harbor, Oak Harbor and Southbridge, and also from increased expenses at Chapman's Landing, mainly related to the ongoing negotiations with the State of Maryland and legal fees associated with legal proceeding related to the permits.

Depreciation and amortization expense increased to $539,938 in the three months ended June 30, 1998 from $347,059 in 1997, due primarily to the commencement of depreciation on the Oak Harbor clubhouse and assisted living facility.

Interest income decreased $126,053 to $198,681 for the three months ended June 30, 1998, from $324,734 in 1997, primarily due to a reduction in the restricted cash account.

Interest expense to external lenders decreased $1,012,862 to $1,185,481 in the three months ended June 30, 1998, from $2,198,343 in 1997, due to a net reduction in outstanding external indebtedness, resulting primarily from the sale of the Lynnwood Center and sales of residential units at Grand Harbor and Oak Harbor, partially offset by the Ashburn Corporate Center acquisition. Related party interest expense decreased due to higher levels of interest capitalization for development activities at Southbridge and a reduction in the average interest rate on indebtedness to related parties which was partially offset by an increase due to additional borrowings from related parties for operations and development at the properties.

The combination of the above changes resulted in a net loss of $3,427,278 ($0.54 per share) for the three months ended June 30, 1998, as compared to a net loss of $4,557,501 ($0.72 per share) for the three months ended June 30, 1997.

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

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

Due to the Company's failure to make a certain minimum principal payment, a mortgage note payable to bank in the principal amount of $8,643,233 is in default. The Company was required to reduce the principal balance to $7,000,000 as of May 20, 1998 as required in the loan agreement. The Company is negotiating with the bank for the pay off of the entire loan balance, which will eliminate the event of default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 30, 1998. The shareholders voted on the election of five directors to hold office until the next Annual Meeting of Shareholders. The shareholders voted to elect the following individuals:

                                     Votes For                   Votes Withheld
Walter E. Auch, Sr.                  5,767,119                          100,599
Robert M. Ungerleider                5,768,695                           99,023
Fred E. Welker, III                  5,769,431                           98,287
Jon Alvar Oyasaeter                  5,769,590                           99,128
Jan Petter Storetvedt                5,769,384                           98,334


The shareholders also voted their concurrence with the selection of KPMG Peat Marwick LLP as the Company's principal independent accountants for the fiscal year ending December 31, 1998, voting as follows:

         Votes For           Votes Against             Abstentions
         5,778,686              74,303                  14,729

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

  EXHIBIT NO.

  3.1           Amended and Restated Certificate of Incorporation of the Registrant.(1)

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

----------

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


(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1998              LEGEND PROPERTIES, INC.


                                   By: /s/  EDWARD F. PODBOY
                                   -------------------------------------
                                        Edward F. Podboy, President,
                                          Chief Executive Officer




                                   LEGEND PROPERTIES, INC.


                                   By: /s/   ROBERT B. CAVOTO
                                   -------------------------------------
                                              Robert B. Cavoto
                                          Chief Financial Officer