Form 10-Q
period 1998-09-30
LEGEND PROPERTIES INC
filed 1998-11-16
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

        Shares of common stock outstanding as of November 10, 1998:  6,290,874.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1998 (unaudited)
         and December 31, 1997........................................................3

         Condensed Consolidated Statements of Operations for the Nine Months
         Ended September 30, 1998 and 1997 (unaudited)................................4

         Condensed Consolidated Statements of Operations for the Three Months Ended
         September 30, 1998 and 1997 (unaudited)......................................5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997 (unaudited)................................6

         Notes to Condensed Consolidated Financial Statements (unaudited).............7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................10

Item 3   Quantitative and Qualitative Disclosures about Market Risks.................17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................18

Item 3.  Defaults Upon Senior Securities.............................................18

Item 6.  Exhibits and Reports of Form 8-K............................................19

Signatures...........................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------
                                                                        1998          1997
---------------------------------------------------------------------------------------------------

                           Assets
                           ------

Real estate inventory                                             $   113,615,730   103,857,159
Cash and cash equivalents                                               2,015,626    12,732,681
Restricted cash and investments                                        17,599,002    15,230,538
Accounts and notes receivable                                           2,656,912     1,012,877
Property and equipment, net                                            24,792,949    25,759,305
Intangible assets, net                                                  1,694,010     1,828,470
Other assets, net                                                       2,485,010     2,449,522
                                                                     ---------------------------

                                                                  $   164,859,239   162,870,552
                                                                     ---------------------------

             Liabilities and Stockholders' Equity
             ------------------------------------

Notes payable to banks and others                                 $    59,313,045    60,411,332
Payables to related parties                                            81,032,805    72,893,927
Accounts payable                                                        4,734,635     3,406,650
Other notes and liabilities                                            12,938,925     9,407,537
                                                                     ---------------------------
                                                                      158,019,410   146,119,446
                                                                     ---------------------------

Stockholders' equity :
    Common stock, $.01 par value.  Authorized 10,000,000
        shares; 6,311,678 shares issued and 6,290,874 shares
        outstanding                                                        63,117        63,117
    Additional paid-in capital                                         44,171,103    44,171,103
    Accumulated deficit                                               (37,273,075)  (27,361,798)
    Treasury stock, 20,804 shares                                        (121,316)     (121,316)
                                                                     ---------------------------

                          Total stockholders' equity                    6,839,829    16,751,106

---------------------------------------------------------------------------------------------------
                                                                  $   164,859,239   162,870,552
---------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



-----------------------------------------------------------------------------------------------
                                                                       1998           1997
-----------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                          $   26,755,717      23,675,536
    Club operations                                                 4,221,563       4,046,717
    Patient service                                                 1,943,464       2,042,804
    Rent                                                                   -        1,876,587
    Other                                                           1,510,304       1,255,850
                                                                  -----------------------------

                     Total revenues                                34,431,048      32,897,494
                                                                  -----------------------------

Operating costs and expenses:
    Real estate sales                                              18,410,807      18,207,358
    Club operations                                                 5,018,475       4,038,039
    Patient service direct costs                                    1,368,670       1,084,305
    Rental operations                                                      -          300,248
    Other                                                             911,140         517,451
    Selling, general and administrative                            10,473,874      11,376,049
    Depreciation and amortization                                   1,561,327       1,281,913
                                                                  -----------------------------

                    Total operating costs and expenses             37,744,293      36,805,363
                                                                  -----------------------------

Operating loss                                                     (3,313,245)     (3,907,869)
                                                                  -----------------------------

Other income (expense):
    Interest income                                                   636,732       1,160,694
    Interest income, related party                                         -           73,339
    Interest expense, including loan cost
        amortization                                               (3,919,692)     (5,952,982)
    Interest expense, related party                                (3,709,509)     (4,112,385)
    Other, net                                                        394,437         314,807
                                                                  -----------------------------

                    Net other expense                              (6,598,032)    (8,516,527)
                                                                  -----------------------------

Loss before minority interests                                     (9,911,277)    (12,424,396)

Minority interests in loss of consolidated
    subsidiaries                                                           -          252,716
                                                                  -----------------------------

Net loss                                                       $   (9,911,277)    (12,171,680)
                                                                  -----------------------------

Net loss per share - basic and diluted                         $        (1.58)          (1.94)
                                                                  --------------- -------------

Weighted average number of common shares
    outstanding                                                     6,290,874       6,284,788

-----------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



----------------------------------------------------------------------------------------------
                                                                       1998         1997
----------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                             $   7,941,346    6,371,174
    Club operations                                                     985,599    1,037,572
    Patient service                                                     623,589      689,345
    Rent                                                                     -       625,835
    Other                                                               298,240      395,712
                                                                     -------------------------

                     Total revenues                                   9,848,774    9,119,638
                                                                     -------------------------

Operating costs and expenses:
    Real estate sales                                                 6,043,361    4,909,540
    Club operations                                                   1,536,510    1,222,085
    Patient service direct costs                                        494,689      368,264
    Rental operations                                                        -       102,617
    Other                                                               426,201      186,036
    Selling, general and administrative                               2,935,290    4,030,369
    Depreciation and amortization                                       502,493      516,056
                                                                     -------------------------

                    Total operating costs and
                        expenses                                     11,938,544   11,334,967
                                                                     -------------------------

Operating loss                                                       (2,089,770)  (2,215,329)
                                                                     -------------------------

Other income (expense):
    Interest income                                                     172,298      362,120
    Interest income, related party                                          -            802
    Interest expense, including loan cost
        amortization                                                 (1,378,869)  (2,115,122)
    Interest expense, related party                                  (1,241,790)  (1,611,463)
    Other, net                                                           17,500       80,250
                                                                     -------------------------

                    Net other expense                                (2,430,861)  (3,283,413)
                                                                     -------------------------

Net loss                                                          $  (4,520,631)  (5,498,742)
                                                                     -------------------------

Net loss per share - basic and diluted                            $       (0.72)       (0.87))
                                                                     -------------------------

Weighted average number of common shares
    outstanding                                                       6,290,874    6,290,874

----------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                          1998          1997
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net loss                                                   $   (9,911,277)  (12,171,680)
        Adjustments to reconcile net loss to net cash used
           in operating activities:
           Depreciation and amortization                                2,033,305     2,341,248
           Related party interest expense not paid                      4,342,044     4,009,647
           Related party interest income not collected                         -        (72,537)
           Minority interests in loss                                          -       (252,716)
           Change in certain assets and liabilities:
                 Decrease (increase) in real estate inventory          (9,758,571)    1,212,472
                 Increase in accounts and notes receivable
                   and other assets                                    (1,984,070)   (1,622,112)
                 (Decrease) increase in accounts payable and
                   other notes and liabilities                          4,859,372    (3,901,082)
                                                                      ----------------------------

             Net cash used in operating activities                    (10,419,197)  (10,456,760)
                                                                      ----------------------------

Cash flows from investing activities:
        Decrease (increase) in restricted cash and
           investments                                                 (2,368,464)    6,971,623
        Purchase of property and equipment                               (455,390)   (4,701,274)
        Loans to related parties                                               -        (20,000)
        Collection of loans to related parties                                 -        298,434
                                                                      ----------------------------

             Net cash provided by (used in) investing
               activities                                              (2,823,854)    2,548,783
                                                                      ----------------------------
Cash flows from financing activities:
        Proceeds from notes payable to bank and others                 17,622,929    16,958,491
        Repayment of notes payable to bank and others                 (18,721,216)  (25,774,650)
        Proceeds from loans from related parties                        3,796,834    20,702,720
        Payment of loan fees and other costs                            (172,551)            -
        Sale of common shares                                                  -        400,003
        Purchase of fractional shares                                          -       (131,377)
                                                                      ----------------------------

             Net cash provided by financing activities                  2,525,996    12,155,187
                                                                      ----------------------------
             Net (decrease) increase in cash and cash
               equivalents                                            (10,717,055)    4,247,210

Cash and cash equivalents at beginning of period                       12,732,681     1,529,898
                                                                      ----------------------------

Cash and cash equivalents at end of period                         $    2,015,626     5,777,108
                                                                      ----------------------------

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest,
    net of amount capitalized of $946,895 in 1998
    and $498,868 in 1997                                           $    3,617,866     4,516,597
                                                                      ----------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                             LEGEND PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.    BASIS OF PRESENTATION

Legend Properties, Inc. (Legend or the Company) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of September 30, 1998, Holdings owns approximately 80% of the outstanding common shares of Legend Properties, Inc.

The condensed consolidated financial statements include the accounts of Legend and its subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year have been reclassified to be consistent with the current year financial statement presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    ACQUISITION OF REAL ESTATE

In March 1998, the Company entered into an option agreement, which assigned two contracts, known as the Ashburn Corporate Center ("Ashburn") for approximately 116 acres to Ashburn Corporate Center, LC, a majority owned subsidiary of the Company ("ACCLC"). On March 6, 1998, ACCLC acquired the initial parcel of Ashburn comprised of approximately 88 acres for approximately $7,098,021, including closing costs and allocated fees. The acquisition was funded with two loans in the amounts of $5,500,000 and $440,000, which mature on September 6, 1999. The interest rate on both loans is 18% per annum, payable monthly. Acquisition of the remaining 28-acre parcel for approximately $3,919,641 including closing costs and allocated fees, has not yet occurred.

Ashburn is a commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is substantially improved with sewer, water and roadways in place.

ACCLC is owned 82% by the Company, which serves as the Manager. The remaining 18% is owned by unaffiliated third parties. The Company is entitled to: first, an 18% preferred return; second, return of its capital contribution; and thereafter, a declining percentage of cash flows (80% to 60%) until it achieves certain internal rates of return on its capital contribution.

Subsequent to the second quarter, the Company began marketing its interest in the project. In Management's view, strong development and leasing activity in Northern Virginia has created an opportunity to achieve an acceptable return from the outright sale of the project rather then proceeding with development as originally planned. Management is currently negotiating a sales contract with a third party buyer.

3.    RELATED PARTY TRANSACTIONS

On July 9, 1998 the Company executed a letter agreement providing for advances of $6,500,000 from Holdings. These advances are secured by a first mortgage on certain real estate inventory and bear interest at the prime rate plus 1 percent to 1.5 percent. Principal and accrued interest are due the earlier of April 1, 1999 or within 5 days of the disposition of certain property or the financing of certain activities with external lenders. As of September 30, 1998 the Company has borrowed $3,800,000 under the agreement. The interest rate on these borrowings was 9.75% at September 30, 1998.

4.    NOTES PAYABLE TO BANKS AND OTHERS

Due to the Company's failure to make certain minimum principal payments, a mortgage note payable to a bank in the principal amount of $8,344,317 is in default. The Company was required to reduce the principal balance to $7,000,000 as of May 20, 1998 and $5,000,000 as of August 20, 1998 as required in the loan agreement. The Company is negotiating with the bank for the pay off of a substantial portion of the loan balance, which will eliminate the event of default.

5.    CONTINGENCIES

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

6.    SUBSEQUENT EVENTS

      a) Real Estate

         On October 28, 1998 the Company sold the entire Chapman's Landing project (a 2,227 acre parcel located in Charles County, Maryland) to the State of Maryland and a national environmental group for a total sales price of $28.5 million. Net proceeds, after the payment of closing and legal costs, were approximately $28.4 million. The Company recognized a gain, net of closing and legal costs, on the sale for accounting purposes of approximately $5 million. Proceeds from the sale will be used to reduce outstanding debt obligations and fund development, construction and operating activities.

         As a result of the sale, the Company anticipates that certain litigation challenging the wetlands and groundwater appropriation permits will be withdrawn or dismissed.

      b) Related Party Transactions

         Pursuant to the terms of the debt agreement with Holdings on a $24,258,798 mortgage note payable, the Company is required to pay to Holdings 50% of the net cash flow (as defined) from the Chapman's Landing sale. In conjunction with the sale, the Company has negotiated an agreement in principle with Holdings to forego a substantial amount of this repayment in exchange for the Company's commitment to utilize a portion of the sales proceeds to retire or reduce certain external obligations, repayment of which is currently guaranteed by Aker RGI ASA, the indirect parent of Holdings.

         In conjunction with their negotiations, the Company and Holdings have tentatively agreed to certain modifications to all of the Company's related party debt including an extension of the maturity date on all the related party debt to April 1, 2003, adjustment in the interest rates to between LIBOR + 2.5% to Prime + 2% and modifications to the repayment of principal and interest. The Company and Holdings have also tentatively agreed to combine the $3,800,000 advanced under the July 9, 1999 letter agreement into the $21 million line of credit and cancel the July 9, 1998 letter agreement. In addition, Holdings has tentatively committed to provide a $5 million general line of credit to be used to fund ongoing development, construction and operating activities.

      c) Notes Payable to Banks and Other

         Pursuant to the negotiations with Holdings, the Company has had ongoing negotiations with certain external lenders regarding the Company's loan obligations. The Company has made payments totaling approximately $2,000,000 to an external lender to reduce certain obligations, or provide additional collateral security, to allow the release of the related Aker RGI ASA guarantees.

         The Company has also negotiated a modification on a $2,950,000 note payable with an external lender to reduce the interest rate on the obligation to 3% from 12%. The loan has a maturity date of January 20, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (Legend or the Company), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) with RGI U.S. Holdings, Inc. (RGI/US). For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of September 30, 1998, Holdings owns approximately 80% of the outstanding common shares of Legend.

The Company's strategy is to realize and enhance the market potential of its core assets. The Company currently controls more than 2,500 acres of land in a master planned community (Southbridge), a commercial business park development (the Ashburn Corporate Center), a residential golf community (Grand Harbor) and a retirement community (Oak Harbor).

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

The Ashburn Corporate Center (Ashburn) is a 116-acre commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is improved with sewer, water and roadways in place. On March 6, 1998 the Company closed on the initial acquisition of 88 acres. Acquisition of the remaining 28 acres has not yet occurred. Subsequent to the second quarter, the Company began marketing its interest in the project. In Management's view, strong development and leasing activity in Northern Virginia has created an opportunity to achieve an acceptable return from the outright sale of the project rather then proceeding with development as originally planned. Management is currently negotiating a sales contract with a third party buyer.

The Company is currently focused on continuing the development of infrastructure and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. Additionally, the Company intends to develop and sell land parcels at Southbridge. The Company's ability to fully implement its business plan is dependent on, among other things, securing short-term and long-term financing on acceptable terms.

On October 28, 1998, the Company sold the Chapman's Landing project (a 2,227-acre parcel located in Charles County, Maryland) to the State of Maryland and an environmental group for a total sales price of $28.5 million. The Company realized proceeds, after closing costs, of approximately $28.4 million and a gain on the sale of approximately $5 million. As a result of the sale, the Company anticipates that certain litigation challenging the wetlands and groundwater appropriation permits will be withdrawn or dismissed.

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

The Company's business plan for 1998 contemplates continued expenditures for development and construction activities at Southbridge, Grand Harbor and Oak Harbor. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the construction financing required, but must arrange financing for future development and the remainder of the construction. For Southbridge, the Company must arrange development financing.

During the nine months ended September 30, 1998, the Company utilized existing cash and cash equivalents, third party borrowings and borrowed $3,800,000 from Holdings to fund its development, construction and operating activities.

On July 9, 1998 the Company executed a letter agreement with Holdings for the advancement of $6,500,000 to fund certain development and construction activities and to repay a loan with an external lender. As of September 30, 1998 the Company has drawn $3,800,000 under the agreement to fund certain construction activities.

As of September 30, 1998, the Company's debt obligations totaled $140,345,850 of which $110,090,755 matures by September 30, 1999 and an additional $22,511,543 by September 30, 2000. A substantial portion of the debt relates to loans totaling $81,032,806 from Holdings, of which $69,202,450 and $11,830,356 matures during April and July 1999, respectively.

The Company has substantial existing debt obligations maturing in late 1998 and early 1999 and requires additional financing to advance its business plan. As of September 30, 1998 the Company had $2,015,626 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its debt obligations during the remainder of 1998 from existing and internally generated cash resources, including the proceeds from the sale of Chapman's Landing, the release of restricted cash pledged as collateral on certain debt, and from refinancings.

Pursuant to the terms of the debt agreement with Holdings on a $24,258,798 mortgage note payable, the Company is required to pay to Holdings 50% of the net cash flow (as defined) from the Chapman's Landing sale. In conjunction with the sale, the Company has negotiated an agreement in principle with Holdings to forego a substantial amount of this repayment in exchange for the Company's commitment to utilize a portion of the sales proceeds to retire or reduce certain external obligations, repayment of which is currently guaranteed by Aker RGI ASA, the indirect parent of Holdings. The remainder of the proceeds will be used to Fund development, construction and operating activities.

In conjunction with their negotiations, the Company and Holdings have tentatively agreed to certain modifications to all of the Company's related party debt including an extension of the maturity date on all the related party debt to April 1, 2003, adjustment in the interest rates to between LIBOR + 2.5% to Prime + 2% and modifications to the repayment of principal and interest. The Company and Holdings have also tentatively agreed to combine the $3,800,000 advanced under the July 9, 1999 letter agreement into the $21 million line of credit and cancel the July 9, 1998 letter agreement. In addition, Holdings has tentatively committed to provide a $5 million general line of credit to be used to fund ongoing development, construction and operating activities.

Pursuant to the negotiations with Holdings, the Company has had ongoing negotiations with certain external lenders regarding the Company's loan obligations. The Company has made payments totaling approximately $2,000,000 to an external lender to reduce certain obligations, or provide additional collateral security, to allow the release of the related Aker RGI ASA guarantees.

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

For each of the Company's projects, cash flow generated from operations can differ substantially from earnings, depending on the status of the development cycle. At the Southbridge property, which is in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, obtaining zoning and other regulatory approvals, construction of amenities, sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures are capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

Legend's cash and cash equivalents balance at September 30, 1998, and December 31, 1997, was $2,015,626 and $12,732,681 respectively. The decrease for the nine months ended September 30, 1998 is attributable to cash utilized in operating and investing activities of $10,419,197 and $2,823,854 respectively, offset by $2,525,996 generated by financing activities.

Cash Flows from Operating Activities: For the nine months ended September 30, 1998, Legend utilized cash in operating activities of $10,419,197.

Cash utilized in operations for the nine months ended September30, 1998 was primarily due to the following:

- Net losses of $9,911,277, due primarily to operating losses at the Oak Harbor, Ashburn, Southbridge and Chapman's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated and lower than the comparable period of 1997, while Southbridge experienced delays in lot development due to an extremely wet winter and spring in the Washington D.C. area, and closed on only 37 lots for the nine months ended September 30, 1998, compared to 10 lots in 1997. Due to delays in obtaining the final permits and the ongoing negotiations that resulted in the sale to the State of Maryland, the Company had only commenced limited development at Chapman's Landing, but continued to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale of 53 residential units, compared to 37 units in 1997.

- An increase in real estate inventory of $9,758,571. The chief reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity totaling approximately $7.7 million. In addition, construction of residential units continued at Grand Harbor and Oak Harbor. Development activities continued at Southbridge so that finished lots will be available for expected deliveries in 1998 and beyond under existing contracts, however development activities were slowed during the early part of the year because of the extremely wet winter in the area. In total, land acquisition, development and construction activities totaled $28,169,378. This was offset by sales of 53 and 12 units at Grand Harbor and Oak Harbor, respectively, 37 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These activities reduced inventory by $18,410,807.

- An increase in accounts and notes receivable and other assets of $1,984,070 during the nine months ended September 30, 1998. Fluctuations in these accounts are generally due to the collection of accounts and notes receivable, and the timing of prepaid expenses. These fluctuations can vary significantly from period to period depending on the timing of sale closing and prepayments. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.



Partially offset by the following:

- Related party interest expense of $4,342,044 was accrued but not paid during the nine months ended September 30, 1998 pursuant to the terms of the loan agreements.

- Depreciation and amortization of $2,033,305 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs.

- An increase in accounts payable and other notes and liabilities of $4,859,372 during the nine months ended September 30, 1998. Fluctuations in these accounts stem from the timing of payments of certain liabilities, including accounts payable, and advances from customers. These can vary widely from period to period depending on the timing of sales closing, and development and construction activities. Significant changes in operating assets and liabilities are not considered unusual given the nature of Legend's business operations.


Cash Flows from Investing Activities: For the nine months ended September 30, 1998, Legend utilized cash flow in investing activities of $2,823,854. This is principally attributed to increases in customer deposits at Grand Harbor, which increased restricted cash and investments. Moreover, the company purchased $455,390 of property and equipment.

Cash Flows from Financing Activities: For the nine months ended September 30, 1998, Legend generated net cash from financing activities of $2,525,996. The Company borrowed an additional $17,622,929 from external parties ($5,940,000 at Ashburn, $8,474,952 at Grand Harbor, and $3,207,977 at Oak Harbor). The borrowings at Ashburn were used to finance the first takedown of land acquisition described previously, while the borrowings at Grand Harbor and Oak Harbor were used primarily to fund certain construction and development costs. Repayments on external debt totaled $18,721,216 (Corporate $996,220, Grand Harbor $13,101,695 and Oak Harbor $4,623,301). The funds for these repayments were primarily provided by funds generated through sales of residential units and club memberships and from existing cash resources. Moreover, the Company borrowed $3,800,000 from Holdings (offset by reductions of $3,166 for a net of $3,796,834), and paid $172,551 in loan fees and other costs.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared with 1997

Results of operations for the nine months ended September 30, 1998, consists of the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor and the Ashburn Corporate Center properties, whereas the results of operations for the nine months ended September 30, 1997 consists of the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, Laguna Seca Ranch and the Lynnwood Center. Both the Laguna Seca Ranch, (a 565-acre parcel located in Monterey, California), and the Lynnwood Center, (a 164,724 square foot shopping center located in Lynnwood, Washington), were sold during the fourth quarter of 1997. Therefore, from period to period these results are not comparable.

Total revenues for the nine months ended September 30, 1998 and 1997 were $34,431,048 and $32,897,494, respectively. The increase of $1,533,554 was primarily due to increases in real estate sales at Grand Harbor and Southbridge, which were partially offset by a decrease in real estate sales at Oak Harbor. Moreover, the 1997 results include rent revenues for the Lynnwood Center, which was sold during 1997.

Real estate sales increased $3,080,181 to $26,755,717 for the nine months ended September 30, 1998 from $23,675,536 for the comparable period of 1997. Residential unit sales totaled 53 at Grand Harbor during the nine months ended September 30, 1998 at an average sale price of approximately $350,000 as compared to 37 units sold during the comparable period of 1997 at an average sale price of approximately $390,000. Also included in real estate revenues for Grand Harbor for the nine months ended September 30, 1998 is the sale of a 20 acre land parcel for a sales price of approximately $1.9 million. There were no land parcel sales for the comparable period of 1997. A total of 12 residential units were sold at Oak Harbor during the nine months ended September 30, 1998, at an average sale price of approximately $380,000, compared to 24 units for the nine months ended September 30, 1997, at an average sale price of approximately $370,000. Oak Harbor completed its first 24 unit condominium during March 1997, and at that time had a majority of those units under contract. These units closed soon after, thereby substantially increasing sales for the nine months ended September 30, 1997 over the comparable period for 1998. Since sales prices range from $165,000 to approximately $1,100,000 at Grand Harbor and Oak Harbor, the average sales price of residential units may fluctuate significantly from period to period depending upon the unit type and location of product sold.

At Southbridge, even though lot development activities were delayed due to an extremely wet winter and spring in the Washington D.C. area, the Company was able to close on 37 residential lots for the nine months ended September 30, 1998, at an average sales price of nearly $ 42,500, compared to 10 lots for the comparable period of 1997, at an average sales price of approximately $43,000.

As a result of the sale of the Lynnwood Center during November 1997, there were no rent revenues recognized during the nine months ended September 30, 1998 compared to $1,876,587 in 1997.

Total revenues from club operations at Grand Harbor and Oak Harbor increased $174,846. Grand Harbor's club operating revenues declined $199,363 from $3,701,634 to $3,502,271 for the nine months ended September 30, 1997 and 1998, respectively. This resulted from changes in certain maintenance operations and alterations in some fee structures to accommodate the Grand Harbor members. Oak Harbor club operations revenue increased $374,209 to $719,292 for the nine months ended September 30, 1998 as compared to $345,083 in 1997, due to increases in membership.

Total operating costs and expenses increased $938,930 to $37,744,293 for the nine months ended September 30, 1998, from $36,805,363 for the comparable period of 1997. The increase was due primarily to increases in club operations expense at Grand Harbor and Oak Harbor.

Total real estate sales expense increased due to the increase in the over-all number of units sold and changes in unit types sold. Gross margin as a percentage of real estate sales was 31% (27% excluding the sale of the 20 acre land parcel at Grand Harbor) for the nine months ended September 30, 1998, compared to 23% for the comparable period in 1997. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly from period to period depending upon the type of product sold. The gross margin on residential lot sales at Southbridge remained at approximately 20%.

Expenses related to club operations increased $980,436 to $5,018,475 for the nine months ended September 30, 1998, from $4,038,039 for the comparable period of 1997. The increase resulted from an increase in the number of members and activities at the Grand Harbor and Oak Harbor clubs and that the Oak Harbor club did not commence operations until March 1, 1997.

Total selling, general and administrative (SG&A) expenses decreased $902,175 to $10,473,874 for the nine months ended September 30, 1998, from $11,376,049 for the nine months ended September 30, 1997. The 1997 SG&A expenses includes significant legal expenses related to the lawsuit challenging the Merger, which was settled in November 1997. Moreover, the Company incurred one-time charges during 1997 in moving the corporate offices from Seattle, Washington to Woodbridge, Virginia.

Depreciation and amortization expense increased $279,414 to $1,561,327 for the nine months ended September 30, 1998 from $1,281,913 in 1997, due primarily to the commencement of depreciation on the Oak Harbor clubhouse and assisted living facility.

Interest income decreased $523,962 to $636,732 for the nine months ended September 30, 1998, from $1,160,694 in 1997, primarily due to a reduction in the restricted cash account and cash available for short-term investment.

Interest paid to external lenders decreased $2,033,290 to $3,919,692 for the nine months ended September 30, 1998, from $5,952,982 in 1997, due to a net reduction in outstanding external indebtedness, resulting primarily from the sale of the Lynnwood Center and sales of residential units at Grand Harbor and Oak Harbor, partially offset by the Ashburn Corporate Center acquisition. Related party interest expense increased because of new indebtedness resulting from additional borrowings for operations and development at the properties. Even so, this was partially offset by a reduction in the average interest rate on indebtedness to related parties and higher levels of interest capitalized for development activities at Southbridge, thus resulting in a net decrease.

The combination of the above changes resulted in a net loss of $9,911,277 ($1.58 per share) for the nine months ended September 30, 1998, as compared to a net loss of $12,171,680 ($1.94 per share) for the nine months ended September 30, 1997.

Three months ended September 30, 1998 compared to 1997

Total revenues for the three months ended September 30, 1998 and 1997 were $9,848,774 and $9,119,638, respectively. The increase of $729,136 was primarily due to increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge, offset by the cessation of rent revenues with the sale of the Lynnwood Center during 1997.

Real estate sales increased $1,570,172 to $7,941,346 for the three months ended September 30, 1998 from $6,371,174 for the comparable period of 1997. A total of 15 residential units were sold at Grand Harbor during the three months ended September 30, 1998 at an average sale price of approximately $415,000 as compared to 13 units sold during the comparable period of 1997 at an average sale price of approximately $420,000. A total of 3 residential units were sold at Oak Harbor during the three months ended September 30, 1998, at an average sale price of approximately $330,000, compared to 2 units for the three months ended September 30, 1997, at an average sale price of approximately $365,000. During the three months ended September 30, 1998, 17 residential lots were sold at Southbridge at an average sales price of $ 42,500 compared to 4 lots during the comparable period of 1997 at an average sales price of approximately $43,000.

Total operating costs and expenses increased $603,577 to $11,938,544 for the three months ended September 30, 1998, from $11,334,967 for the comparable period of 1997. This change is due primarily to an increase in real estate sales expense, caused by an increase in the number of units sold, and an increase in club operations expense at Grand Harbor and Oak Harbor offset by lower selling, general and administrative expense.

Gross margin as a percentage of real estate sales was 24% for the three months ended September 30, 1998, which is comparable to the 23% margin for the same period in 1997.

Expenses related to club operations increased $314,425 to $1,536,510 for the three months ended September 30, 1998, from $1,222,085 for the comparable period of 1997. The increase resulted from an increase in the number of members at the Oak Harbor club.

Total selling, general and administrative (SG&A) expenses decreased $1,095,079 to $2,935,290 for the three months ended September 30, 1998, from $4,030,369 for the three months ended September 30, 1997. The decrease in SG&A resulted primarily from a decrease in legal expenses from 1998 to 1997 because of the 1997 lawsuit challenging the Merger. Moreover, the Company incurred one-time charges during 1997 in moving the corporate offices from Seattle, Washington to Woodbridge, Virginia.

Depreciation and amortization expense was virtually unchanged decreasing $13,563 to $502,493 for the three months ended September 30, 1998 from $516,056 in 1997.

Interest income decreased $189,822 to $172,298 for the three months ended September 30, 1998, from $362,120 in 1997, primarily due to a reduction in the restricted cash accounts and cash available for short-term investment.

Interest expense to external lenders decreased $736,253 to $1,378,869 for the three months ended September 30, 1998, from $2,115,122 for 1997, due to a net reduction in outstanding external indebtedness, resulting primarily from the sale of the Lynnwood Center and sales of residential units at Grand Harbor and Oak Harbor, partially offset by the Ashburn Corporate Center acquisition. Related party interest expense decreased because of levels of interest capitalization for development activities at Southbridge and a reduction in the average interest rates on indebtedness to related parties, which was partially offset by a net increase in related party indebtedness resulting from additional borrowings for operations and development at the properties.

The combination of the above changes resulted in a net loss of $4,520,631 ($0.72 per share) for the three months ended September 30, 1998, as compared to a net loss of $5,498,742 ($0.87 per share) for the three months ended September 30, 1997.

Computer Systems

The Company is assessing its systems to identify those that could be affected by the "Year 2000" issue, and will and has initiated an implementation plan to resolve the issue. The Company has identified certain systems that could be potentially affected by the "Year 2000" issue. These include business computer, medical technology, and mechanical systems. The Company's business computer systems are either compliant or are in the process of conversion to "Year 2000" compliant systems. The other systems are currently being assessed. The nature of the Company's operations minimizes its exposure to the "Year 2000" issue. Even so, the Company cannot fully estimate risk or costs until it has fully assessed the "Year 2000" issue. To date, the Company has not identified any circumstance that presents a material risk. Nevertheless, it is possible that a significant risk will be identified as plans for dealing with the "Year 2000" issue are developed and implemented. Contingency plans have not been developed to address various business interruptions, which could include failures in accounting and related information systems and certain disruptions in operations related to medical technology and mechanical systems (contingency plans, if required, will evolve as this issue continues to be addressed). The "Year 2000" problem is the result of computer programs being written using two digits rather that four to define the applicable year. Any of the company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.


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


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Due to the Company's failure to make a certain minimum principal payment, a mortgage note payable to a bank in the principal amount of $8,344,317 is in default. The Company was required to reduce the principal balance to $7,000,000 as of May 20, 1998, and $5,000,000 as of August 20, 1998 as required in the loan agreement. The Company is negotiating with the bank for the pay off a substantial portion of the loan balance, which will eliminate the event of default.

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


(b)     REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 16, 1998            LEGEND PROPERTIES, INC.


                                   By:  /s/ Edward F. Podboy
                                   ----------------------------------------
                                           Edward F. Podboy, President,
                                             Chief Executive Officer




                                   LEGEND PROPERTIES, INC.


                                   By:  /s/ Robert B. Cavoto
                                   ----------------------------------------
                                                Robert B. Cavoto
                                             Chief Financial Officer