Form 10-K
period 1998-12-31
LEGEND PROPERTIES INC
filed 1999-04-15
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[ ]            TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               For the transition
                            period from ___ to ___.

                          Commission File Number 1-9885

                             Legend Properties, Inc.
             (Exact name of Registrant as specified in its charter)

                        Delaware                                               36-3465359
(State or other jurisdiction of                                              (IRS Employer
incorporation or organization)                                            Identification No.)

13662 Office Place, Suite 201, Woodbridge, Virginia                              22192
 (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code                           (703) 680-2226

                                                                         Name of each exchange
Title of each Class                                                       on which registered
-------------------                                                       -------------------

Shares of Common Stock                                                            None
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

Shares of common stock outstanding as of March 19, 1999: 6,290,874. The Registrants shares are not listed on an exchange or included in the NASDAQ quotation system. There is no established public trading market for the shares and the volume of trades in the secondary market does not permit the determination of the aggregate market value of the Registrants shares of common stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     See Exhibit index located on page 28

                                TABLE OF CONTENTS



                                     PART 1

ITEM 1.    DESCRIPTION OF BUSINESS                                                         1

ITEM 2.    PROPERTIES                                                                      6

ITEM 3.    LEGAL PROCEEDINGS                                                               6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                            7

                                         PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND RELATED
           SHAREHOLDERS MATTERS                                                            8

ITEM 6.    SELECTED FINANCIAL DATA                                                         9

ITEM 7.    MANAGEMENT'S DICSUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                            10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     21

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                       21

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             22

ITEM 11.   EXECUTIVE COMPENSATION                                                         23

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                                     25

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 26

                                        PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                                                  II-1

                                   SIGNATURES

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS

BUSINESS OPERATIONS

The Registrant, Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company or Legend), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) and RGI U.S. Holdings, Inc. (RGI/US). The Company is organized as a corporation under the laws of the State of Delaware, pursuant to a Restated Certificate of Incorporation filed December 31, 1996. As of December 31, 1998, Holdings owns approximately 80% of the outstanding common shares of the Company.

The Company was originally established to invest primarily in (i) short-term loans, junior mortgage loans, wraparound mortgage loans and first mortgage loans on income-producing properties and (ii) construction loans, pre-development loans and land loans. In response to defaults on loans made by the Company to its borrowers, in February 1990, the Company suspended making new loans, except for advances of additional funds under circumstances which it deemed necessary to preserve the value of existing collateral, including instances where the Company foreclosed upon or taken title, directly or indirectly to the collateral. At the time of the Merger, the Company controlled the ownership of a 2,227-acre parcel located in Charles County, Maryland (Chapman's Landing), a 2,685-acre development located in Prince William County, Virginia (Southbridge) and a 565-acre parcel located in Monterey County, California (Laguna Seca Ranch). The Laguna Seca Ranch and Chapman's Landing projects were sold in December 1997 and October 1998, respectively.

RGI/US was a Washington corporation and until the Merger, was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings) which is an indirect majority-owned subsidiary of Aker RGI ASA, a Norwegian investment company with interests in cement and building materials, oil and gas technology, seafoods and other industries. At the time of the Merger, RGI/US, through various subsidiaries, owned, developed and operated the following real estate: (i) Grand Harbor, a 772-acre residential golf community located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre retirement community also located in Vero Beach, Florida;
(iii) the Royal Palm Convalescent Center, a skilled nursing care facility licensed for 72 beds located in Vero Beach, Florida and (iv) a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). The Lynnwood Center was sold in November 1997.

The Company's strategy is to realize and enhance the market potential of its remaining core assets. The Company currently controls approximately 2,800 acres of land in a master planned community (Southbridge), a residential golf community (Grand Harbor), a retirement community (Oak Harbor), and a commercial business park (Ashburn).

Legend is a diversified real estate operating company engaged in three primary business activities: real estate development and sales, club operations and patient services. The Company operates other ancillary operations that provide support services to its primary business activities but these ancillary operations are not material enough to be considered a primary business activity.

            Real Estate Development and Sales

The Real Estate Development and Sales activity is responsible for land planning, entitlements, land development, construction and the sale of land parcels and finished homes.

Southbridge includes a mix of commercial and residential land uses including single-family, townhouse and apartment/condominium units and office, retail and industrial/flex space. The Company is attempting to enhance the value of this project through land use, entitlement and zoning modifications and selective development. Such activities take into account local zoning, political and market conditions. The Company anticipates primarily developing commercial sites and residential housing lots for sale to third parties but also pursues opportunities to sell undeveloped parcels or enter into joint ventures, or whole or partial bulk sales.

Grand Harbor and Oak Harbor include primarily finished lots upon which the Company, through a general contractor, builds a variety of housing types and styles including villas, cottages, duplex and condominiums for sale to third parties. The Company also pursues outright lot sales.

During February 1998, the Company entered into an agreement to acquire Ashburn, a 116 acre commercial tract in Loudoun County, Virginia. On March 6, 1998 the first parcel of 88 acres was acquired. The tract is planned for office and flex/tech development and contains substantial improvements including existing sewer, water and roadways.

            Club Operations

The Club Operations activity is responsible for the management and operations of the club facilities.

Grand Harbor operates the Grand Harbor Golf and Beach Club which includes a clubhouse and two 18-hole golf courses, swimming and tennis facilities and an ocean front beach club.

Oak Harbor operates the Oak Harbor Club which includes a clubhouse and a 9-hole golf course.

            Patient Services

The Patient Services activity is responsible for the management and operations of the assisted living and skilled care facilities.

Oak Harbor operates Somerset House (assisted living facility) and Royal Palm Convalescent Center (skilled care facility).

Following is a narrative describing Legend's core assets. The project business plans explained below are subject to numerous risks and uncertainties which are more fully described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legend's Business Plan." If the Company is unable to secure the necessary financing or capital to meet its future needs, the project business plans will likely be materially revised, which may have a material adverse effect on the Company's financial condition and results of operations. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

DESCRIPTION OF PROJECTS

Grand Harbor. Grand Harbor is a 772-acre gated residential golf community, located along the Indian River in Vero Beach, Florida, with two 18-hole championship golf courses and waterfront access with a marina containing 144 slips available for lease. The residences at Grand Harbor are clustered in individual communities affording a view of the surrounding golf courses and scenic waterways. Development of Grand Harbor began in 1987 and continued until 1990 when the Resolution Trust Corporation acquired the property and most development and construction activities were terminated. In 1991, affiliates of RGI/US acquired the project, completed the development of the marina and constructed the clubhouse facilities and continued the residential development. At December 31, 1998 the Company owned approximately 325 acres.

Grand Harbor offers two 18-hole championship golf courses: a Harbor Course designed by Pete Dye and a River Course designed by Joe Lee. The 28,000 square foot clubhouse, which serves both courses, also serves as a social center for Grand Harbor residents. Grand Harbor maintains 24-hour access control, together with a variety of amenities, including an on-site swimming facility and eight clay tennis courts and an off-site oceanfront beach club. Grand Harbor and Oak Harbor collectively received zoning entitlements for the development of a maximum of 2,688 residential units. The Company's business plan, however, contemplates the development of 990 residential units at Grand Harbor and 352 residential units at Oak Harbor (see below). The Company believes this plan best maximizes the value of these parcels based on existing and anticipated market conditions, even though these parcels are zoned for greater density. If market conditions change, the Company can increase, to a certain extent, the proportion of multi-family homes to be developed under existing zoning.

Grand Harbor currently offers single-family detached homes, duplexes and low-rise condominiums with sales prices ranging from approximately $200,000 to $1,100,000 with sizes ranging from 1,600 square feet in the condominiums to over 5,000 square feet in the single-family detached homes. In addition, there are golf course and riverfront lots available at sales prices ranging from $165,000 to over $500,000. Through December 31, 1998, 686 residences had been sold and an additional 39 contracted for sale for delivery in early or mid 1999. Based on the current development plan, approximately 265 additional residences are planned for Grand Harbor. Grand Harbor has received governmental approvals for approximately 725,000 square feet of commercial space on 60 acres. In early 1998, a 20-acre parcel was sold for a luxury apartment project.

Grand Harbor currently derives revenue from the construction and sale of single-family detached homes, duplexes, condominiums and individual lots; rental commissions from residential units and rental income from marina docks; and the operation of harbor and club facilities. In conjunction with offering residential units for sale, Grand Harbor offers four (4) types of equity memberships in the Grand Harbor Golf and Beach Club: (i) full memberships for $40,000; (ii) golf and tennis memberships for $20,000; (iii) tennis memberships for $10,000; and (iv) social memberships for $7,500. Upon the completion of sale of the equity memberships, Grand Harbor will turn over management and control of the Grand Harbor Golf and Beach Club to its members.

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

Oak Harbor. Oak Harbor is a 116-acre luxury country club retirement community, located along the Indian River in Vero Beach, Florida. On-site amenities include the 36,000 square foot clubhouse, a 24,900 square foot assisted living facility with 24 private suites and a nine-hole golf course designed by Joe Lee. The clubhouse contains a community hall, arts and crafts room, hobby shop, game room, library and fitness center. Oak Harbor provides the opportunity to own a home within a community that offers on-site health care and a Club that offers a wide range of daily services designed to make life easier for residents. Oak Harbor Club members receive daily meals, transportation, housekeeping, social activities and access to optional health care. A discussion of Oak Harbor's zoning entitlements is included under "Grand Harbor". At December 31, 1998 the Company owned approximately 110 acres.

Oak Harbor offers condominiums and single-family homes ranging in price from $250,000 to $635,000 and ranging in size from 1,178 to 2,850 square feet. All residences have emergency call systems and trained health professionals are available 24 hours a day to handle emergencies. Three levels of health care, including skilled, assisted living and home health care, are options available to Oak Harbor residents at an additional cost above the monthly Club dues described below.

-      Oak Harbor Club

            Membership in the Oak Harbor Club requires an initial $25,000 club deposit. Upon the re-sale of an Oak Harbor residence, the $25,000 club deposit is refundable subject to the new owner becoming a Club member and paying the deposit. In addition, there is an initiation fee equal to ten percent (10%) of the purchase price of the residence. This fee may be deferred until the residence is resold, but will then equal 10% of the greater of the initial purchase price or the sale price of the residence. (Currently, this initiation fee is waived for the first 100 Club members.) The Oak Harbor Club is a non-equity club and Oak Harbor will not turn over management and control to its members. Monthly dues, ranging from $1,725 for a single person to $2,225 for a couple, include among other things, one meal per day, local transportation around Oak Harbor and Vero Beach, weekly housekeeping and linen service, Club activities, green fees on Oak Harbor's private nine-hole golf course, and 24-hour emergency response service.

-      Royal Palm Convalescent Center

            The off-site Royal Palm Convalescent Center is a skilled care nursing facility licensed for 72 beds, which is currently configured for 50 beds in private and semi-private rooms. Royal Palm is a private facility, which does not accept Medicaid or Medicare patients and has received a Superior Rating the past 15 consecutive years from the Florida Department of Health and Rehabilitative Services.

            Monthly rates range from approximately $4,080 for a semi-private room to $6,300 for a private suite. As of December 31, 1998, 41 beds were occupied (82%).

-      Somerset House Assisted Living Facility

            The on-site Somerset House Assisted Living Facility is one of the finest of its kind in the United States. Initially constructed with 24 private suites with patios situated in private courtyards, the facility is designed as a "mini-clubhouse" versus the institutional style facilities prevalent in many communities. The facility is designed to be expanded to up to 64 suites. The main building includes the common living, dining and kitchen facilities as well as the examination, consultation and Home Health Care offices. The 24 private suites are located in a separate wing behind the main building. Each suite is 406 square feet and contains living, dining and kitchen facilities. A centrally located Nurse's Station is staffed 24 hours a day by nursing staff to provide assistance as needed.

            Monthly rates range from $2,400 for Oak Harbor Club members to $3,600 for non-members. As of December 31, 1998 there were 5 suites occupied.

Oak Harbor's current development plan is for a total of 352 residences consisting of villas, cottages and condominium units. As of December 31, 1998, 65 residences have been sold and an additional 14 residences were under contract for sale for delivery in early or mid 1999. Residential sales are subject to a non-refundable deposit of 20% of the sales price but are typically subject to cancellation by the purchaser under specified circumstances, such as the purchaser becoming incapable of independent living, or death. Although Oak Harbor is a retirement community, all residents must be capable of independent living at the time they join the Oak Harbor Club.

There are two competing lifecare communities located within a 35-mile radius of Oak Harbor. Indian River Estates, located in Vero Beach, and Sandhill Cove, located 32 miles south in Stuart, Florida. Both target a lower demographic prospect than Oak Harbor, have smaller average units than those offered by Oak Harbor, and do not offer home ownership to their residents.

Southbridge. Southbridge is a 2,685 acre mixed use master planned community located along the Potomac River in Prince William County, Virginia, approximately 24 miles south of Washington, D.C. Southbridge is located within close proximity to the major employment centers of Washington, D.C. and is comprehensively planned for approximately 5,000 single-family detached homes, townhomes, garden apartments and condominiums as well as 4 million square feet of commercial space including office, flex-tech and retail. The project is anticipated to be built in phases over the next 15 - 20 years and will offer residents an assortment of amenities including a public 18 hole championship golf course, three clubhouse facilities with pools and tennis courts and a town center overlooking the Potomac River. The mixture of commercial, recreational and educational facilities will allow residents to work and educate their children without leaving the community. At December 31, 1998 the Company owned approximately 2,350 acres.

Southbridge is divided into seven phases; only the first of which has had sales to date. Phase I is zoned for 2,376 residential units and 280,000 square feet of commercial space. Although approved for 2,376 residential units, the Company's current development plan anticipates development of 1,822 units, which the Company believes maximizes the underlying value of the property based on existing and anticipated market conditions. The Company can modify its development plans within the limitations of the existing zoning in response to changes in market conditions.

Southbridge offers builders different residential lot products as follows:

  STYLE                                  LOT SIZE
  -----                                  --------
  Garden Apartments                           N/A
  Condominiums                                N/A
  Townhomes                                   N/A
  Cottage                                6,000 SF    (1)
  Village                                8,000 SF    (1)
  Country                               10,000 SF    (1)
  Estate                                20,000 SF

(1) currently all available developed lots are under contract to builders

As of December 31, 1998, 657 residential lots have been sold to third-party homebuilders that have in turn constructed and sold 169 single-family homes and 487 townhomes. In addition, the Company has under contract 142 single-family lots developed and ready for delivery to builders. In total, the Company has contracts with 4 builders for over 300 lots with a total contract value of approximately $13,500,000. Anticipated quarterly deliveries range from 22 to 30 lots. The Company continues to negotiate with other builders for additional residential lots sales contracts. Future engineering and development of residential lots will be timed to satisfy contractual requirements and anticipated market demands.

In November 1998, the Company formed Potomac Heritage Homes to construct and sell single family homes at various price points within Southbridge. Potomac Heritage's function is to compliment residential lot sale efforts. Potomac Heritage is currently in the initial stages of operations, and has recently begun sales and construction activities.

The housing industry in the Greater Washington D.C. region is highly competitive. In the Company's local Washington D.C. market, there are numerous land developers, homebuilders and private interests with which the company competes to attract homebuilders and qualified buyers. The Company competes primarily on the basis of price, location, product and the level of amenities provided within the community.

Ashburn Corporate Center. Ashburn is a 116-acre commercial business park development project located in Loudoun County, Virginia planned for office and flex/tech uses. The project is improved with sewer, water and roadways in place. On March 6, 1998 the Company closed on the initial acquisition of 88 acres. Acquisition of the remaining 28 acres has not yet occurred. Subsequent to the second quarter of 1998, the Company began marketing its interest in the project. In Management's view, strong development and leasing activity in Northern Virginia has created an opportunity to achieve an acceptable return from the outright sale of the project rather than proceeding with development as originally planned.

OPERATING SEGMENTS

See the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Development and construction activities performed in the State of Florida are not seasonal, however development and construction activities performed in the State of Virginia is affected by inclement weather, with the majority of the development and construction work occurring between the months of March and November. As it relates to sales activities, the majority of revenues recorded related to sales in the State of Florida occur between the months of October and May, while revenues related to sales occurring in the State of Virginia are recorded more evenly throughout the year.

As of December 31, 1998, the Company had 417 employees including 3 executive officers.

The Company reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1998, the Company did not incur a material amount for capital expenditures for environmental matters nor does it anticipate making any material expenditures for environmental matters for the year ending December 31, 1999.

Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the sections headed "Legal Proceedings," "Market for the Registrant's Shares and Related Shareholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Legends Business Plan.") Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

ITEM 2.  PROPERTIES

As of December 31, 1998, the Company owned interests in five properties. Below is a brief description of property interests owned by the Company

             Name, Location and              Approx.          Date
              Type of Property                Size          Acquired                      Description
-------------------------------------   --------------  ---------------------  ------------------------------------

Grand Harbor                                325 acres        6/91(1)           a 100% interest in a corporation
Vero Beach, FL                                                                 which owns the subject property
Residential Development

Oak Harbor                                  106 acres        6/91(1)           a 100% interest in a corporation
Vero Beach, FL                                                                 which owns the subject property
Residential Development

Royal Palm                                   72-Bed          6/94(1)           a 100% interest in a corporation
Convalescent Center                                                            which owns the subject property
Vero Beach, FL
Skilled Nursing Care facility

Southbridge                                2,350 acres        5/91             a 100% interest in general partnerships
Prince William County, VA                                                      which own the subject property
Land Development

Ashburn Corporate Center                    88 acres          3/98             an 82% interest in a limited liability company that
Loudoun County, VA                                                             owns the property
Land Parcel

(1) The acquisition date represents the date the property was acquired by RGI/US or affiliates. RGI/US merged with and into the Company effective December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County against Atlantic Research Corporation (ARC) which was subsequently amended during November 1998. On March 6, 1998 Legend was assigned the rights under an existing contract to purchase approximately 28 acres located in Loudoun County Virginia (the second Ashburn parcel) which included a $100,000 contract deposit. Although the contract contained a projected closing date, there was no provision stating that time was of the essence. Subsequent to the assignment of the contract, ARC attempted to insert new terms and conditions into the contract including a provision that time is of the essence and a demand for additional consideration. During November 1998, Legend tendered performance under the contract by delivering all necessary papers and approximately $3.6 million to an escrow agent. Under the amended complaint, Legend is seeking specific performance under the real estate sales contract and any other relief the court may offer.

ARC has answered that the original contract had a clear and unambiguous settlement date of June 23, 1998, that Legend has breached the contract and ARC has no obligation to sell Legend the property, and that ARC is entitled to the $100,000 deposit as partial damages. ARC has also filed a counterclaim contending that ARC has been damaged under the contract breached by Legend and the memorandum of Lis Pendens. ARC claims that ARC has been forced to maintain a valuable piece of property and forego opportunities to sell the property for a greater sum. ARC has requested the Court to deny Legend's claim, declare that Legend has no further rights to the property, order Legend to forfeit the $100,000 deposit, and award ARC $800,000 plus interest and costs as damages.

Laguna Seca Ranch

On December 14, 1998, a Legend subsidiary, BMIF Monterey County Corp., filed a complaint against New Cities Development Group, Bates Properties, Inc., New Cities Development Company, Deregt Development, Inc., Rancho

Monterey, L.L.C. (collectively New Cities), Old Republic Title Company and David Bohen (collectively Old Republic) in the United States District Court, Northern District of California, San Jose Division.

During 1997, Legend sold a property known as the Laguna Seca Ranch Development (the property) to New Cities with Legend retaining a house with certain surrounding property known as Lot 40 together with certain access easements to the nearest public right-of-way. New Cities agreed, as part of the sale, to establish a separate legal parcel for Lot 40 subsequent to the sale. As part of the sale, Legend agreed to cooperate and share equally in certain costs with New Cities in negotiating an agreement concerning water service to the property with California-American Water Company (Cal-Am). Pursuant to this, Legend agreed to post $200,000 in an interest bearing escrow held by Old Republic to pay any necessary amounts due from Legend in consummating an agreement with Cal-Am. An agreement was reached with Cal-Am on March 20, 1998 to provide the water needs, and Legend agreed with New Cities to contribute $60,000 out of the escrow to defray certain costs. On August 28, 1998 Cal-Am withdrew from its commitment. Subsequently, Old Republic released the $200,000 escrow with interest to New Cities.

Legend is claiming that New Cities breached certain implied covenants in refusing to negotiate and consummate the agreement with Cal-Am, that New Cities failed to establish Lot 40 as a separate parcel, and that Old Republic wrongly released the funds in escrow to New Cities. Legend asked to recover $140,000 plus interest on the escrow, that New Cities convey Lot 40, that New Cities pay approximately $75,000 of costs incurred by Legend for negotiating the agreement with Cal-Am, and other damages. New Cities has not responded to the complaint, whereas Old Republic has denied any wrong doing in releasing the escrow, and has asserted other separate defenses.

The Company is not aware of any other material pending legal proceedings as of March 19, 1999.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Company's shares of common stock. The Company has not declared cash dividends on its common stock since the year ended December 31, 1989, nor does the Company anticipate the declaration of any such dividends in the near future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

At March 19, 1999, there were 8,693 record holders of the Company's shares of common stock. Holdings owns approximately 80% of the outstanding shares of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

For financial reporting purposes, the December 31, 1996 Merger of Banyan and RGI/US was treated as a recapitalization of RGI/US, with RGI/US as the acquiror of Banyan. Accordingly, the historical consolidated financial statements of Legend and the selected financial data presented below for 1994 - 1996 are those of RGI/US.

                                                  For the Year Ended December 31
                           ------------------------------------------------------------------------------
                                    1998                        1997                      1996(1)
                           -----------------------     -----------------------      ---------------------
Cash and Cash
Equivalents                       $  4,446,864                 $ 12,732,681                 $  1,529,898
                                  ============                 ============                 ============

Investment in Real
Estate (1)                        $ 82,873,914                 $103,857,159                 $128,834,222
                                  ============                 ============                 ============

Properties Owned at
December 31 (1)                              5                            5                            7
                                  ============                 ============                 ============

Total Assets                      $147,558,291                 $162,870,552                 $184,110,129
                                  ============                 ============                 ============

Notes Payable to
Banks and Others                  $ 40,722,737                 $ 60,411,332                 $ 86,700,617
                                  ============                 ============                 ============


Payables to Related
Parties                           $ 84,744,478                 $ 72,893,927                 $ 47,609,097
                                  ============                 ============                 ============

Total Revenues                    $ 75,733,456                 $ 55,627,898                 $ 36,623,291
                                  ============                 ============                 ============

Loss Before
Extraordinary Item                $(12,136,973)                $(14,505,906)                $ (2,153,583)
                                  ============                 ============                 ============

Net Income (Loss)                 $(12,136,973)                $(14,505,906)                $ (2,153,583)
                                  ============                 ============                 ============


Income (Loss) Per
Share of Common
Stock Before
Extraordinary Item-
basic and diluted (2)             $      (1.93)                $      (2.31)                $       (.49)
                                  ============                 ============                 ============

Net Income (Loss) Per
Share of Common
Stock -basic and
diluted (2)                       $      (1.93)                $      (2.31)                $       (.49)
                                  ============                 ============                 ============

                                           For the Year Ended December 31
                                 ------------------------------------------------
                                           1995                       1994
                                 ---------------------      ---------------------

Cash and Cash
Equivalents                        $          578,906         $          430,819
                                   ==================         ==================

Investment in Real
Estate (1)                         $       21,984,169         $       14,153,666
                                   ==================         ==================

Properties Owned at
December 31 (1)                                     4                          4
                                   ==================         ==================

Total Assets                       $       40,555,418         $       36,061,717
                                   ==================         ==================

Notes Payable to
Banks and Others                   $       23,288,065         $       21,435,774
                                   ==================         ==================


Payables to Related
Parties                            $       25,728,682         $       17,521,229
                                   ==================         ==================

Total Revenues                     $        2,088,247         $        2,410,407
                                   ==================         ==================

Loss Before
Extraordinary Item                 $      (4,069,032)         $      (1,504,261)
                                   ==================         ==================

Net Income (Loss)                  $      (4,069,032)         $          971,097
                                   ==================         ==================


Income (Loss) Per
Share of Common
Stock Before
Extraordinary Item-
basic and diluted (2)              $            (.93)         $            (.34)
                                   ==================         ==================

Net Income (Loss) Per
Share of Common
Stock -basic and
diluted (2)                        $            (.93)         $              .22
                                   ==================         ==================

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

(2) For the year ended December 31, 1998 there were 6,290,874 shares outstanding. For the years ended December 31, 1997 and 1996 the weighted average number of shares outstanding was 6,286,322 and 4,392,163, respectively, due to the recapitalization of RGI/US on December 31, 1996 and the sale of 34,130 shares in 1996. At December 31, 1995 and 1994 the weighted average number of shares outstanding was 4,386,983.

ITEM 7.MANATEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 1997 and 1998, Legend focused its management efforts and financial resources on its core assets on the East Coast. Non-core assets, including a 565-acre land parcel (Laguna Seca Ranch) located in California and a 164,724 square foot retail shopping center located in the state of Washington (Lynnwood Center), were sold during 1997 for approximately $33 million. During October 1998, Legend sold the Chapman's Landing project to the State of Maryland and an environmental group for a total sales price of $28.5 million. As several of the Company's projects are in the initial stages of development, where major investments in infrastructure improvements are required to realize the market potential, significant financial resources were committed to infrastructure and amenity improvements.

Legend is currently focused on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. At Southbridge, Legend intends to develop and sell land parcels. Legend is currently marketing its interest in Ashburn. The Company's ability to fully implement its business plan is dependent on, among other things, securing long-term and short-term financing related to the developments on acceptable terms. There can be no assurances that the Company will be able to obtain the necessary financing on acceptable terms, if at all. See "Factors Affecting Legend's Business Plan" below.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowing and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses.

During 1999, the Company contemplates continued expenditures for development and construction activities at Grand Harbor, Oak Harbor and Southbridge. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the construction financing and securing additional construction lines from existing external lenders for the remainder. At Southbridge, the Company must arrange for development financing.

During 1998, the Company sold Chapman's Landing for $28.5 million and realized net proceeds, after closing costs, of approximately $28.4 million. Net proceeds were used for the repayment of existing external debt and to fund construction and development activities. In addition, the Company borrowed $6,000,000 from Holdings to fund construction and development activities.

As of December 31, 1998 the Company's debt obligation totaled $125,467,215 of which $25,777,613 matures during 1999. Loans from Holdings totaling $84,744,478 make up a substantial portion of the debt.

As noted above, the Company has substantial debt repayments in 1999 and early 2000 under existing financings and requires additional financing to advance its business plan. As of December 31, 1998 the Company had $4,446,864 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during 1999 from the release of restricted cash pledged as collateral on certain debt, net proceeds from the sale of Ashburn, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings.

For future construction and development activities, the Company anticipates utilizing existing or additional construction lines as noted above.

During 1998, approximately $16 million of the Chapman's Landing proceeds were utilized for the repayment of existing external debt pursuant to a loan restructuring with Holdings, and Holdings indirect parent, Aker RGI ASA (Aker). The previous debt agreements had required Legend to pay Holdings 50% of the net cash flow (as defined), upon the sale of Chapman's Landing. In exchange for releasing Legend from this commitment, Legend agreed to utilize these proceeds to retire certain external debt obligations that had been guaranteed by Aker. The Aker debt guarantees that were retired totaled approximately $42.9 million.

This restructuring has also provided for an extension of the debt due to Holdings to April 2003, and it adjusted interest rates to between LIBOR plus 2.5% to Prime plus 2%. Moreover, certain interest and principal repayment provisions were modified, and selected loans were consolidated. Lastly, Holdings has made available a line of credit of $5 million to fund development, construction and operations.

There can be no assurance that the Company will be able to refinance the existing debt obligations or obtain the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See "Factors Affecting Legend's Business Plan".

For each of Legend's projects, cash flow generated from operations can differ substantially from earnings, depending on the status of the development cycle. At Southbridge, which is in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, processing zoning and other regulatory approvals, construction of amenities, sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures are capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At Grand Harbor and Oak Harbor, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

1998 compared to 1997

Legend's cash and cash equivalents balance at December 31, 1998, and December 31, 1997, was $4,446,864 and $12,732,681, respectively. The decrease is attributable to cash used in investing and financing activities of $4,578,762 and $13,998,293, respectively, which is partially offset by cash provided by operating activities of $10,291,238.

Cash Flows from Operating Activities: For the year ended December 31, 1998, operating activities provided cash of $10,291,238.

Cash provided by operations in 1998 was primarily due to the following:

- A net $13,067,070 reduction in inventory and assets held for sale resulting from the sale of Chapman's Landing which was partially offset by the acquisition of Ashburn for approximately $7.9 million. Moreover, development at Southbridge continued, so that finished lots will be available to satisfy existing contracts during 1999 and beyond, which also worked to counterbalance the inventory decline related to the Chapman's Landing sale. Total land acquisition, development and construction activities were $36,561,117. This was offset by an aggregate inventory reduction of $49,628,187, due to the Chapman's Landing sale and unit or lot sales of 64, 22, and 63 at Grand Harbor, Oak Harbor and Southbridge, respectively.

- Related party interest expense of $5,853,716 that was accrued but not paid during 1998. This accrued interest was capitalized into the loan balance on December 31, 1998 in accordance with the terms of the related loan agreements.

- Depreciation and amortization of $2,977,467 that resulted primarily from fixed asset depreciation for Grand Harbor and Oak Harbor and loan cost amortization.

- An increase in accounts payable and other notes and liabilities of $4,662,756 offset by an increase in accounts and notes receivable and other assets of $4,132,798 during 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

Partially offset by the following:

- A net loss of $12,136,973 that was caused principally by substantial interest expense, corporate overhead and operating losses at Oak Harbor, Ashburn and Southbridge. These were partially counterbalanced by operating profits at Grand Harbor and the gain from the sale of Chapman's Landing. Sales at Oak Harbor were less than expected and lower than 1997. Ashburn incurred certain costs associated with holding and marketing the property during the period it has been held for sale without any compensating revenues. Southbridge experienced delays in developing lots due to an extremely wet winter and spring in the Washington, DC area, and closed fewer lots than expected. Grand Harbor's operating profits resulted primarily from the sale of a 20-acre parcel of raw land and better than expected residential unit sales.


Cash Flows from Investing Activities: Legend used $4,578,762 in investing activities during 1998. The majority of this was the result of $3,787,322 increase in restricted cash and investments, that arose chiefly from the growth of customer sales deposit cash at Grand Harbor as the backlog has expanded from 12 to 39 units between December 31, 1997 and 1998. The remainder of the increase relates to $791,440 in purchases of property and equipment during 1998.

Cash Flows from Financing Activities: For the year ended December 31, 1998, Legend utilized net cash in financing activities in the amount of $13,998,293 primarily for the repayment of $41,258,127 of external debt, partially offset by proceeds from borrowings of $21,569,532 from external parties and $6,000,000 from related parties.

The Company borrowed $21,569,532 from external parties that was mainly used at Grand Harbor ($11,698,130) and Oak Harbor ($3,931,402) to fund construction and development costs. Additional funds were borrowed at Ashburn Corporate Center ($5,940,000) to finance the acquisition of the first parcel as was previously described. Debt repayments to external parties totaled $41,258,127 (Corporate $996,220, Grand Harbor $23,642,961 and Oak Harbor $16,618,946). These funds were generated from the sale of Chapman's Landing (described earlier), sale of residential units and club memberships, and existing cash sources. Moreover, the Company borrowed $6,000,000 from Holdings, which was used to pay off existing external debt and fund construction and development activities, and ongoing operations.

1997 compared to 1996

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

            - Net losses of $14,505,906 due primarily to operating losses at the Grand Harbor, Oak Harbor, Southbridge and Chapman's Landing developments, as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Lynnwood Center, gain on the sale of the Lynnwood Center of $195,076 and a gross margin on the sale of the Laguna Seca project of $4,013,444. Sales at Grand Harbor and Oak Harbor were less than anticipated, due primarily to a lower level of demand for new homes at these and similar-type developments in the Vero Beach area in 1997, when compared to 1996. Due to delays caused during the Merger proceedings and the related litigation, Legend was unable to start developments activities at the Southbridge and Chapman's Landing properties as early as originally anticipated, resulting in the closing on only 12 residential and one commercial lot at the Southbridge project during 1997. Corporate overhead expenses included costs associated with the merger and related lawsuit, as well as costs related to the formation of and transition to corporate offices in Seattle and suburban Washington D.C.

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

Partially offset by the following:

            - Sales of 44 and 30 units at Grand Harbor and Oak Harbor, respectively, and 12 residential and one commercial lot sale at Southbridge. These sales reduced inventory in the amount of $22,575,105 in 1997, which was offset by construction and development costs incurred at the development properties of $21,668,428. At Grand Harbor and Oak Harbor the construction of residential units continued, including the completion of a 24-unit condominium building and starting construction of a second identical condominium building at Oak Harbor and the introduction of several new product types at Grand Harbor. Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts.

            - The decrease in assets held for sale of $8,301,604 related to the Laguna Seca Ranch sale.

            - Related party interest expense of $4,721,217 was not paid during 1997 pursuant to the terms of the loan agreements.

            - Depreciation and amortization expense of $3,205,495 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs. As of June 31, 1996, management decided to dispose of the Lynnwood Center and discontinued recording depreciation.

Cash Flows from Investing Activities: For the year ended December 31, 1997, Legend generated cash flow from investing activities of $20,777,889 primarily from sales proceeds of the Lynnwood Center of $19,436,029 (net of selling expenses) and the release of $7,260,767 from restricted cash and investments. These sources were partially offset by additions to property and equipment of $6,297,341, primarily at Oak harbor for the construction of the Assisted Care Facility (ACF) and the nine-hole golf course. At December 31, 1996, Legend had, among other things, restricted cash deposited with a lender for the construction of the ACF. As construction occurred on the AFC during 1997, the lender released certain of these restricted amounts to Oak Harbor to fund the construction. Also, customer deposits previously received for the rental and sale of real estate were released to Grand Harbor and Oak Harbor. Additionally, Legend's indirect majority shareholder agreed to guarantee the repayment of a loan to a third party lender, which resulted in the release of restricted cash held by the lender of approximately $4.3 million during the third quarter of 1997.

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

The Company borrowed an additional $19,653,062 from external parties, which was used primarily to fund certain construction and development costs, and to "refinance" existing construction and development revolving loans. Repayments on external debt totaled $45,942,347. Funding for the repayment of the indebtedness on the Lynnwood Center was made from the net sale proceeds of the Lynnwood Center. The other repayments were made primarily from funds generated through the preceding borrowings and through sales of residential units and club memberships.

RESULTS OF OPERATIONS

Due to the accounting treatment utilized for the Merger and the Company's purchase of additional ownership interests in certain properties the Company does not believe that its consolidated statement of operations for the years ended December 31, 1998 and 1997 are comparable to 1996. To allow for a comparison of results, the Company has utilized unaudited proforma results for 1996 (Pro Forma 1996). The Pro Forma 1996 results have been prepared as if the Merger had occurred on January 1, 1996.

                                                                                              Years Ended December 31
                                                                                              -----------------------
                                                                                Actual              Actual           Pro Forma
                                                                                 1998                1997                1996
                                                                             ------------        ------------        ------------
      Revenues:
            Real estate sales                                                $ 65,218,900          43,595,507          25,445,563
            Club operations                                                     5,953,105           5,344,575           4,256,917
            Patient service                                                     2,600,866           2,718,014           2,617,615
            Rent                                                                        -           2,186,157           2,713,740
            Other                                                               1,960,585           1,783,645           1,822,350
                                                                             ------------        ------------        ------------

                                    Total revenues                             75,733,456          55,627,898          36,856,185
                                                                             ------------        ------------        ------------

      Operating costs and expenses:
            Real estate sales                                                  49,628,187          31,343,932          18,172,004
            Club operations                                                     7,291,432           6,364,169           4,827,002
            Patient service direct costs                                        1,919,183           1,521,292           1,378,808
            Rental operations                                                           -             359,325             788,081
            Other                                                               1,417,681             612,207             594,413
            Provision for loss on assets held for sale                                  -                   -           1,000,000
            Selling, general and administrative                                15,414,245          18,265,252          13,412,275
            Depreciation and amortization                                       2,092,509           1,780,904           1,249,179
                                                                             ------------        ------------        ------------

                                    Total operating costs and expenses         77,763,237          60,247,081          41,421,762
                                                                             ------------        ------------        ------------

      Operating loss                                                           (2,029,781)         (4,619,183)         (4,565,577)
                                                                             ------------        ------------        ------------

      Other income (expense):
            Interest income                                                       944,800           1,386,920             756,782
            Interest income, related party                                              -              73,339             146,277
            Interest expense                                                   (5,596,055)         (7,503,319)         (8,293,772)
            Interest expense, related party                                    (5,853,716)         (4,823,954)         (2,906,595)
            Other, net                                                            397,779             727,575           1,175,696
                                                                             ------------        ------------        ------------

                        Net other expense                                     (10,107,192)        (10,139,439)         (9,121,612)
                                                                             ------------        ------------        ------------


      Loss before equity in income of investee and minority interest          (12,136,973)        (14,758,622)        (13,687,189)

      Equity in income of investee                                                      -                   -             947,419

      Minority interest in losses of consolidated subsidiaries                          -             252,716             257,572
                                                                             ------------        ------------        ------------

      Net loss                                                               $(12,136,973)        (14,505,906)        (12,482,198)
                                                                             ============        ============        ============


1998 compared to 1997

Result of operations for the year ended December 31,1998 include the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge, Ashburn and Chapman's Landing whereas 1997 results consist of the consolidated revenues and expenses for Grand Harbor, Oak Harbor, Southbridge, Chapman's Landing, Laguna Seca Ranch and the

Lynnwood Center. The 1998 changes were the acquisition of Ashburn in March 1998 and the sale of Chapman's Landing in October 1998, while 1997 changes were the sales of the Laguna Seca Ranch and the Lynnwood Center in November and December 1997, respectively. Accordingly, the 1998 and 1997 results of operations are not comparable.

Total revenues rose $20,105,558 between 1997 and 1998. This is mainly because of increases in real estate revenues, and to a lesser extent improvements in club operating revenues. These are discussed in further detail below.

Real estate sales revenues grew $21,623,393 between 1997 and 1998 primarily as a result of increases in revenues from the bulk sale of properties. During 1997, Laguna Seca was sold for approximately $12.8 million whereas Chapman's Landing was sold in 1998 for $28.5 million. Moreover, a 20-acre land parcel was sold during 1998 at Grand Harbor for $1.9 million yielding a net increase of $17.6 million in bulk sales revenue. The remainder of the change relates to a net increase in unit and lot sales at Grand Harbor ($5,609,412 increase), Oak Harbor ($3,081,529 decrease) and Southbridge ($1,380,989 increase).

Grand Harbor's real estate sales rose to 64 units in 1998 from 44 units in 1997 resulting from improved marketing strategies and the overall health of the US economy. The average sales price was approximately $407,000 in 1997 compared with nearly $365,000 for 1998. At Oak Harbor, 22 units were sold during 1998 as opposed to 30 units during 1997 for an approximate average sales price of $390,000 for both 1998 and 1997. Oak Harbor completed its first 24-unit condominium during March 1997, and at that time had a majority of those units under contract. These units closed soon thereafter, which substantially increased sales for 1997 over 1998. Sales prices range from $165,000 to $1,100,000 at Grand Harbor, and $250,000 to $635,000 at Oak Harbor. Accordingly average unit sales prices may fluctuate dramatically from period to period depending upon factors such as the unit type and location of the product sold.

At Southbridge, lot sales increased from 12 in 1997 to 63 in 1998. This occurred despite poor weather (in particular excessive rain) in the Washington, DC area during the winter and spring of 1998, which stalled lot development activity. The rise from 1997 to 1998 occurred primarily because sales for 1997 were restrained due to delays in development activity. This was caused by the previously discussed Merger and attendant litigation. The average Southbridge lot revenue for 1998 was $40,500, which is comparable to the 1997 average of $42,500.

The Company's backlog at December 31, 1998 was as follows:

                                                        CONTRACT
                                   UNITS                  VALUE
                                   -----                  -----
Grand Harbor                            39         $       19,088,936
Oak Harbor                              13                  5,577,100
Southbridge                            341                 14,589,500
                              ------------         ------------------
                                       393         $       39,255,536
                              ============         ==================

Club memberships increased between 1997 and 1998 as a result of the continued progress in the sales and development activities at both Grand Harbor and Oak Harbor, and was the chief component in the rise in club operations revenue. The rental revenue for 1997 relates to the Lynnwood Center, which was sold during 1997. Accordingly, there is no such comparable revenue item for 1998.

Total operating costs and expenses rose $17,516,156. This is mainly due to increased real estate sales expenses and club operating costs, net of a decrease in selling, general and administrative expenses.

A $15.0 million rise in the costs associated with the bulk sale of property ($23.8 million in 1998 for Chapman's Landing and the 20-acre Grand Harbor land parcel versus $8.8 million during 1997 for Laguna Seca) was primarily responsible for the $18,284,255 increase in real estate sales expenses between 1997 and 1998. The balance of the increase relates mainly to the growth in the overall number of units sold and changes in unit type, which were described previously. The gross margin as a percentage of real estate sales revenues was 24% for 1998 (26% excluding Chapman's Landing and the sale of a 20-acre land parcel at Grand Harbor) as compared to 28% for 1997 (27% excluding Laguna Seca). The gross margins excluding bulk land sales are comparable for 1998 and 1997. Even so, gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor can fluctuate significantly from period to period depending upon the type and location of the product sold.

Club operation expenses increased in 1998 over 1997 mainly in response to the growth in club operation revenues. Selling, general and administrative costs for 1997 included expenses for relocating the corporate offices and certain costs for litigation associated with the merger and expenses for settling lawsuits raised in connection with the merger. Accordingly, the 1997 costs include certain "onetime" costs that were not repeated in 1998. Moreover, these costs fell between 1997 and 1998 as real estate taxes and homeowner association subsidies declined with the general sales progress of the projects. This was coupled with reductions in professional fees from better management of those relationships and other similar factors. The total effect was a $2,851,007 reduction in selling, general and administrative costs between 1997 and 1998.

Net other expense decreased $32,247 between 1997 and 1998 primarily due to a decline in interest expense, offset by a drop in interest income. The interest expense decline resulted from a net reduction in external debt. Reductions in cash and cash equivalents available for short-term investment account for most of the decline in interest income between 1997 and 1998.

These changes yielded a decrease in the net loss of $2,368,933 (a net loss for 1998 of $12,136,973 or $1.93 per share, as compared to $14,505,906 or $2.31 per share for 1997).

1997 compared to Proforma 1996

Results of operations for the year ended December 31,1997 include the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge, Chapman's Landing, Laguna Seca Ranch and the Lynnwood Center whereas 1996 results consist of the consolidated revenues and expenses for Grand Harbor, Oak Harbor and the Lynnwood Center. As a result, the Company believes that its consolidated statement of operations for 1997 is not comparable to the consolidated statement of operations for 1996. To allow for comparability of period to period variances, the 1997 results are compared to unaudited Pro Forma 1996 results of operations for 1996.

Total revenues for the year ended December 31, 1997 and for Pro Forma 1996 were $55,627,898 and $36,856,185, respectively. Real estate sales increased by $18,149,944 between 1997 and Pro Forma 1996. In the year ended December 31, 1997, real estate sales at Grand Harbor, Oak Harbor, Southbridge and Laguna Seca Ranch were $17,840,512, $11,810,224, $1,162,500 and $12,782,271, respectively, compared to sales of $19,500,609 and $5,944,954 at Grand Harbor and Oak Harbor, respectively, in the comparable period of Pro Forma 1996. A total of 44 Grand Harbor residential units were sold during 1997 at an average sale price of approximately $365,000 as compared to 55 units sold during the comparable period of Pro Forma 1996 at an average sale price of approximately $315,000. A total of 30 Oak Harbor residential units were sold during 1997, at an average sale price of approximately $392,000. The fourth quarter of 1996 was the first quarter of sales of residential units at Oak Harbor, and as such only 13 units were sold, at an average sale price of approximately $457,000. Since sales prices vary substantially at Grand Harbor and Oak Harbor, the average sales price of residential units may fluctuate significantly from period to period depending upon the type of product sold.

Delays in finalizing the Merger and subsequent litigation, blocked the start of development activities at Southbridge, and accordingly, only 12 residential lots were sold at Southbridge during 1997, at an average sale price of approximately $42,000. In addition, one commercial lot of approximately 1.5 acres was sold for $652,500. No lots were sold during 1996 at Southbridge.

Real estate sales for 1997 included the sale of the entire Laguna Seca Ranch. The sale closed in late December 1997 and generated net sales proceeds of $12,782,271.

Furthermore, the Lynnwood Center was sold in mid November 1997 for net sales proceeds, after selling expenses, of $19,436,029. The net gain of $195,076 generated from the sale is included in other revenues. Rent revenues decreased $527,583 between 1996 and 1997 mainly because the Lynnwood Center was sold in the middle of November 1997. Moreover, Pro Forma 1996 included the results of the 120 S. Spalding property, which was sold in April 1996.

Contributing to the growth in total revenues was an increase in club operations revenues generated by the Grand Harbor and Oak Harbor clubs. Grand Harbor club operation revenues increased $557,006 with the growth in overall memberships. The Oak Harbor Club did not commence operations until March 1, 1997, and generated club operation revenues of $530,652 for 1997.

An increase in real estate sales, club operations, and selling, general and administrative expenses spurred the growth in operating costs and expenses. The rise in the net real estate sales revenues from unit and lot sales between Pro Forma 1996 and 1997 also increased related costs. Moreover, the sale of Laguna Seca Ranch increased real estate sales expenses in 1997. The growth in the Grand Harbor club operations revenue and the opening of the Oak Harbor club also increased costs between Pro Forma 1996 and 1997. The growth in selling general, and administrative costs will be examined in a discussion that follows later.

Gross margin as a percentage of real estate sales was 28% (27% excluding the sale of the Laguna Seca Ranch project) for 1997, compared to 29% for the comparable period in Pro Forma 1996. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly from period to period depending upon the type of product sold.

Selling, general and administrative expenses increased $4,852,977 to $18,265,252 in 1997, from $13,412,275 in Pro Forma 1996. This increase is primarily due to increases in expenses at the corporate office and Oak Harbor, and to a lesser extent increases at Grand Harbor and Southbridge resulting from growing sales and development activity. The relocation of the corporate offices, legal costs related to the litigation associated with the Merger and the subsequent settlement costs all contributed to a rise in corporate office costs. Increases at Oak Harbor reflected a full year of operations in 1997 versus a partial year for Pro Forma 1996.

The Oak Harbor Clubhouse was placed in service during 1997. Consequently, depreciation and amortization expense increased from $1,249,179 in Pro Forma 1996 to $1,780,904 in 1997. Partially offsetting this was management's decision as of June 30, 1996 to dispose of the Lynnwood Center and discontinued recording depreciation on the related assets.

During 1997, the Company borrowed additional funds from related parties to finance construction and development activities. The net effect was to increase interest expense in 1997 over Pro Forma 1996. A portion of the external debt was refinanced with related party debt, while repayments of external debt as a result of the sale of units continued during 1997. These last two factors caused a shift from external to related party interest expense between Pro Forma 1996 and 1997.

The combination of the above changes resulted in a net loss of $14,505,906 ($2.31 per share) in 1997, as compared to a net loss of 12,482,198 ($2.85 per share) in Pro Forma 1996.


YEAR 2000 UPDATE

The Company is proceeding with its program to address the issue of computer programs and embedded computer chips that are unable to distinguish between the year 1900 and 2000. The problems arise from computer software and hardware that fails to distinguish dates in the "2000's" from dates in the "1900's", because historically computers and software have used only two digits to identify the year in a date. The Company has identified all of the assets that may be affected by this problem, and has substantially completed the assessment of these assets, which include computers and related software, building mechanical systems, and certain equipment. Most of the major or significant computer systems, mechanical systems, and equipment have been assessed through inquiries with the related vendor or testing of the systems. The assessment of the remaining major systems should be completed during the second quarter of 1999. The majority of the systems which have been assessed have been found to be compliant. The Company is currently working to replace the few non-compliant systems found by its assessment, and is actively seeking quotes for purchasing new systems or performing similar activities. The estimated cost of modifications to become "Year 2000" compliant is not expected to exceed $150,000, and should be completed during the third quarter of 1999.

The nature of the Company's business minimizes its exposure to the "Year 2000" problem. Nevertheless, it is possible during the final assessment and the implementation phase that other significant risks could be identified. Contingency plans are beginning to be developed to address various possible business interruptions, which include the failure of accounting and related information systems including point of sales systems, building mechanical systems, and equipment. To date, the Company has identified and is replacing all systems that could present a material risk of not being "Year 2000" ready. However, it is possible that unforeseen business interruptions could have a material adverse effect on financial conditions and results of operations. Moreover, if any third parties that provide important goods or services to the Company fail to appropriately address their "Year 2000" issues, there could be a material adverse effect on the Company's financial conditions and results of operations.

FACTORS AFFECTING LEGEND'S BUSINESS PLAN

            In addition to the other information contained in this Annual Report, the following factors should be considered carefully:

Interest Rates

            Legend's business and financial condition may be affected during inflationary periods as a result of the higher costs and interest rates that accompany these cycles. High inflation and interest rates push financing and construction costs upward, which may adversely impact the Company's operations. Moreover, housing demand typically declines during such periods because financing is difficult, and at times impossible, for potential buyers to obtain on acceptable terms, thereby depressing demand for the Company's products.

Substantial Debt Obligations

            As of December 31, 1998 Legend's outstanding notes payable to banks and others aggregated $40,722,737, of which $25,777,613 matures in 1999, $2,635,459 in 2000, $3,235,659 in 2001, $2,448,308 in 2002, $3,706,560 in 2003
and $2,919,138 thereafter. Additionally, as of December 31, 1998 payables to related parties totaled $84,744,478, which matures in 2003. As of December 31, 1998 the Company had $4,446,864 of cash and cash equivalents, which will not be sufficient to fund these obligations. There can be no assurance that the Company will be able to refinance the existing indebtedness or obtain the necessary construction and development financing to implement its business plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the business plans for its projects will probably require substantive revision, which would have a material adverse effect on the Company's financial condition and results of operations.

            Legend's ability to service its debts and other obligations when they become due will also depend on various factors affecting its properties, such as operating expenses and construction schedules, which, in turn, may be adversely affected by general and local economic conditions. Certain expenditures, such as loan payments and real estate taxes are typically fixed obligations and are not necessarily decreased by adverse events affecting revenues generated by the properties. Therefore, expenditures for developing properties may exceed the income derived from the sale of lots or homes and Legend would have to obtain funds from other sources to operate and maintain a property in order to protect its investment.


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

            The cash flow generated by, or capital appreciation from, real property investments may also be adversely impacted by changes in governmental regulations, zoning or tax laws, potential environmental or other legal liabilities and changes in interest rates. Real estate investments, particularly development properties, are also relatively illiquid and, therefore, Legend's ability to vary its portfolio promptly in response to changes in economic or other conditions will in all likelihood be limited. In the event Legend is forced to sell a property, Legend may sustain a loss due to the inherent lack of liquidity in such an investment.

Development and Construction Activities

            Development and construction activities are subject to numerous risks including delays in construction, certain of which (for example, acts of God, labor strikes or shortages of supplies) may not be controllable, and quality of construction, which depends upon a number of factors including the professional capabilities of the contractor(s), site constraints, adherence to plans and specifications, adequacy of supervision, and the financial ability of the developer to bear any unanticipated additional costs of construction. Similarly, development and construction activities generally require various governmental and other approvals and permits, the issuance or granting of these is not certain. There can be no assurance Legend will be able to secure all entitlements and permits necessary to complete the development and construction of each of its properties. Further, these activities require the expenditure of funds on, and the devotion of management's time to, projects which may not be completed or which, if completed, may not be completed on time or on budget. Likewise, financing may not be available on favorable terms, if at all, for development and construction projects and delays in completing development and construction could result in increases in debt service costs.

            Legend currently provides, and will continue to provide, certain warranties with respect to the quality of the construction of the homes built at Grand Harbor and Oak Harbor. In addition, Florida law requires homebuilders to provide for certain additional warranties that cannot be disclaimed, regardless of whether there are actual deficiencies in the quality of materials used or the construction of the homes built at Grand Harbor and Oak Harbor. The cost of settling, or the failure to settle, any presently unasserted claims in the future may have a material adverse effect on Legend's future results of operations and financial condition.

Lack of Geographic Diversification

            The Southbridge and Ashburn Corporate Center properties are located in close proximity to Washington, D.C. Similarly, Grand Harbor and Oak Harbor are both located in close proximity to Vero Beach, Florida. Economic weakness or recession in either of these two areas, or the occurrence of other adverse circumstances could have a material adverse effect on Legend's results of operation and financial condition.


Government Regulation

            Land Use and Zoning. Federal, state and local regulations may be promulgated which restrict or curtail certain uses of land or existing structures or require renovation or alteration of these structures. Any restrictions on the anticipated development of the Company's properties could affect the market for and price of the lots or homes and prevent or delay sales. Furthermore, obtaining any additional permits or other consents of local governments for development of properties may require public hearings and meetings with public officials and community groups. There can be no assurance that some or all of the entitlements relating to the Company's properties will not be revoked or modified in the future. From time to time, governmental entities have imposed limitations on the development of certain areas. In addition, it may be difficult or impossible to modify existing zoning to respond to changing market conditions in order to increase the realizable value of the property. Any revocation or modification, or refusal to modify existing entitlements, could have a material adverse effect on the Company's results of operations and financial condition.

            Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner, operator, manager or developer of real estate may be liable for the cost of removing or remediating certain hazardous or toxic substances (including asbestos containing materials) on, under or in real estate owned, operated, managed or developed. These enactments often impose liability without regard to whether the owner, operator, manager or developer knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation and the accompanying liability is generally not limited under these enactments and could exceed the value of the property or the aggregate assets of the owner, operator, manager or developer. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect an owner's ability to sell or rent the property, or to borrow money using the property as collateral. In addition, liability may be imposed for releasing asbestos containing materials into the air. In connection with owning and operating its properties, Legend may be potentially liable for these costs. Legend does not maintain insurance for any of these potential environmental liabilities and does not anticipate securing any such insurance in the foreseeable future.

            Americans With Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must comply with certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires making buildings accessible to people with disabilities. Noncompliance with these requirements could result in the imposition of fines by the federal government or an award of damages to private litigants. Management believes that Legend is substantially in compliance with federal requirements related to access and use by disabled persons.

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

Book Value Not Reflective of Current Realizable Value

            Legend currently evaluates the carrying value of its real property and other assets on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, Legend considers non-financial data such as continuity of personnel, changes in the operating environment, competitive information, market trends and client and business relationships. The future value of these assets is subject to numerous contingencies, including the completion of construction and development. A change in any or all of these factors could result in an impairment in value of Legend's assets and the realizable value could differ significantly from the current carrying value of these assets.

Bankruptcy Risks

            If Legend defaulted on its indebtedness, it may be required to restructure its financial affairs under the Federal Bankruptcy Code or seek some other type of relief. A restructuring or other reorganization under the Bankruptcy Code or otherwise may result in the Stockholders losing their entire interest in the Company.

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

Shares Available for Future Sale

            As of December 31, 1998, Holdings owns approximately 80% of Legend's outstanding shares of common stock. These shares are subject to resale restrictions but a portion may, in certain circumstances, be registered for sale. Sales of a substantial number of these shares of common stock in the public market or the perception that sales occur could adversely affect the market price of the common stock and Legend's ability to raise capital in the future.

Dividend Policy

            The Company has not paid cash dividends since the first quarter of 1990 and does not contemplate paying cash dividends until it generates sustainable cash flow in excess of its capital needs. There can be no assurance that Legend will ever generate sufficient cash flow to pay dividends to its stockholders. Moreover, certain of Legend's loan agreements prohibit the payment of dividends. If Legend issues preferred stock with a dividend, the stockholders' right to receive dividends, if any, will be subordinated to that of the holders of preferred stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks associated with interest rate changes on the debt used to fund its construction, development, and operating activities. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. The Company uses a mixture of fixed rate debt, interest rate swap agreements, and offsetting financial instruments such as annuity contracts and certificates of deposits to mitigate this risk. The Company does not enter into other derivative financial instruments for speculative purposes.

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at December 31, 1998.



                                                                                         There-                       Fair
      (000,000 omitted)         1999        2000      2001       2002       2003         after         Total          Value
                                ----        ----      ----       ----       ----          -----        -----          -----

Fixed rate debt                    9.3        0.4        0.4        0.4        0.4          2.9         13,8           13.8
Average interest rate            11.1%       6.3%       6.3%       6.3%       6.3%         6,3%         7.1%

Variable rate LIBOR debt          15.0        0.1        0.1        0.0       67.9          0.0         83.1           83.1
Average interest rate             9.5%       9.7%       9.7%       9.7%       9.7%         0.0%         9.7%

Variable rate prime debt           0.1        0.1        0.2        0.2       20.1          0.0         20.7           20.7
Average interest rate             8.7%       8.7%       8.7%       8.7%      8..7%         0.0%         8.7%

Variable rate bank cost of
funds debt                         1.3        2.0        2.6        1.9        0.0          0.0          7.8            7.8
Average interest rate             7.6%       7.6%       7.6%       7.6%       0.0%         0.0%         7.6%


The table only incorporates those exposures that exist as of December 31, 1998, and it does not consider those exposures or positions, which could arise after that date. As a result, the Company's gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 1998, the Company's hedging strategy during that period and interest rates.

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

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors and the executive officers of the Company as of March 19, 1999 are:

            Walter E. Auch, Sr.        Director
            Helge Lund                 Director
            Jan Petter Storetvedt      Director, Chairman of the Board
            Robert M. Ungerleider      Director
            Fred E. Welker, III        Director
            Peter J. Henn              President and Chief Executive Officer
            Robert B. Cavoto           Vice President, Chief Financial Officer and Assistant Secretary


Walter E. Auch, Sr., age 77, was the Chairman and Chief Executive Officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, he was Executive Vice President, Director and a member of the executive committee of Paine Webber. Mr. Auch is a Director of Pimco L.P., Brinson Partners Funds, Advisors Series Trust, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds, Fort Dearborn Fund, Semele Group, Inc. and BSRT Management Corp. and a Trustee of Banyan Strategic Realty Trust, Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Company since 1988.

Helge Lund, age 36, is presently Executive Vice President of Aker RGI ASA, responsible for Investments. He has been employed by Aker RGI ASA since January 1999. Mr. Lund is a graduate of the Norwegian School of Economics and Business Administration and has an MBA from INSEAD in France. He serves as a director for Constructor Dexion Group PLC, Atlas Stord AS and Polynor Partners AS. Mr. Lund has been a director of the Company since March 1999.

Jan Petter Storetvedt, age 43, is presently Senior Vice President, Investments Real Estate of Aker RGI ASA. Since March 1997, he has served as chairman of the board of Avantor ASA. From December 1991 to March 1997, he served as President, Chief Executive Officer and Director of Avantor ASA, a Norwegian publicly traded real estate company. Mr. Storetvedt has been Chairman of the Board of the Company since June 1997.

Robert M. Ungerleider, age 57, is presently the President of Pilot Books, a book publisher located in Greenport, New York, and practices law with and is of counsel to the firm of Felcher, Fox & Litner P.C., in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law for ten years. Mr. Ungerleider received his B.A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Company since 1988.

Fred E. Welker, III, age 51, has been the President of Realty Financial Advisors, Inc., a real estate investment banking firm, since January 1993. From 1982 to 1992, Mr. Welker was the Executive Vice President for the Southeast Regional Office of Sonnenblick-Goldman Company, a real estate investment banking firm. From 1981 to 1982, Mr. Welker was Vice President-Joint Ventures for American Savings & Loan Association, and from 1976 to 1981 he was a commercial loan officer with First Federal of Broward (merged with Glendale Federal). Mr. Welker has been a director of the Company since January 1997.

Peter J. Henn, age 38, has been President of the Company since March 1999. Prior to his appointment, Mr. Henn was Vice President, General Counsel and Secretary of the Company since November 1997. Since March 1994, Mr. Henn has represented certain of the Company's Florida subsidiaries and provided real estate closing and escrow services to the company as President of Harbor Title & Escrow Company. Mr. Henn received his B.A. and M.A. in Economics from Florida Atlantic University and his J.D. from the University of Miami School of Law.

Robert B. Cavoto, age 38, has been Vice President, Chief Financial Officer and Assistant Secretary of the Company since November 1997. During 1997, prior to this appointment, Mr. Cavoto was a financial consultant to LPI Development, Inc., a subsidiary of the Company. From 1991 to 1997, he was an Asset Manager with Banyan Management Corp., and was responsible for entitlement, development, financing and disposition activities for a portfolio of mixed-use and residential land developments. From 1988 to 1991, Mr. Cavoto was Vice President of finance for a real estate company. Prior to that he was a manager in KPMG
LLP's real estate practice. Mr. Cavoto received his B.S in accounting from Northern Illinois University and is a Certified Public Accountant.

Edward F. Podboy resigned as President of the Company in March 1999. Mr. Jon Alvar Oyasaeter resigned as a Director of the Company in March 1999.

ITEM 11. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

The Directors are paid an annual fee of $15,000, payable quarterly, plus $875 for each board or audit committee meeting attended in person and $250 an hour for any of these meetings attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the Board.

B. EXECUTIVE COMPENSATION

Salary Compensation Table. The following information is furnished with respect to current and former Executive Officers whose compensation for the year ended December 31, 1998 exceeded $100,000:



                                                                                             Annual Compensation
                                                                      ---------------------------------------------------------

                                                                                                                   All Other
                 Name and Principal Position             Year             Salary              Bonus              Compensation
---------------------------------------------------    -----------    ---------------    ----------------     -----------------


Peter J. Henn                                            1998              n/a                 n/a                    n/a
Chief Executive Officer (1)                              1997              n/a                 n/a                    n/a
                                                         1996              n/a                 n/a                    n/a


Edward F. Podboy, Jr.                                    1998            $245,000           $390,932                     n/a
Former Chief Executive Officer (2)                       1997            $133,802            $44,985                 $31,000
                                                         1996                 n/a                n/a                     n/a

Robert B. Cavoto,                                        1998            $105,000            $30,000                 $11,078
Vice President, Chief Financial Officer and              1997                 n/a                n/a                     n/a
Assistant Secretary                                      1996                 n/a                n/a                     n/a


(1) Mr. Henn has served as President and Chief Executive Officer of the Company since March 1999. During 1998 and 1997, Mr. Henn was compensated under a Legal Services Agreement.

(2) Mr. Podboy served as President and Chief Executive Officer of the Company from August 1997 to March 1999. From April to August 1997, Mr. Podboy served as President of LPI Development, Inc. a subsidiary of the Company. All Other Compensation for 1997 is a reimbursement for relocation expenses. Pursuant to his Employment Agreement, the Company remains obligated to pay Mr. Podboy his base salary, as defined in the employment agreement, through its expiration date of July 31, 2001 and to be determined additional incentive compensation.

The Company has entered into a Legal Service Agreement with the law firm of Peter J. Henn, P.A. which provides, among other things, that the Company will pay $210,000 for legal services provided to the Company for the fiscal year ending December 31, 1999 and that Harbor Title & Escrow will continue to provide title insurance, as required, at the minimum title insurance rates allowed under Florida law.


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

There were no stock options granted to or exercised by any present or former executive officer during the year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following entity is known by the Company (based on filings on Schedule 13d) to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1999.

                                          Name and Address of                        Amount of                Percent
         Title of Class                    Beneficial Owner                    Beneficial Ownership         of Interest
------------------------------    --------------------------------------     -------------------------    ---------------

Shares of Common                    RGI Holdings, Inc. and affiliates                 5,057,646                  80%
Stock, $0.01 par value               2025 First Avenue, Suite 830
                                       Seattle, Washington 98121

The following table sets forth the ownership interest and shares owned directly or indirectly by the directors and principal officers of the Company as of March 31, 1998:

                                       Name and Address of                        Amount of                     Percent
          Title of Class                Beneficial Owner                  Beneficial Ownership (1)            of Interest
-----------------------------   -----------------------------------       -------------------------     ------------------------

Shares of Common                      Robert M. Ungerleider                     1,560 Shares                 Less than 1%
Stock, $0.01 par value

Shares of Common                   All Directors and Officers                   1,560 Shares                 Less than 1%
Stock, $0.01 par value                   of the Company,
                                     as a group (7 persons)


(1) excludes 8,340 options granted to acquire shares at prices ranging from $7.74 to $28.125 per share which have vested.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain relationships and other significant transactions with related parties during 1998 and outstanding intercompany balances as of December 31, 1998 and 1997:

Consulting and Other Fees

The Company paid the law firm of Peter J. Henn, P.A. $232,022 during the fiscal year ending December 31, 1998 for legal services provided to the Company by Peter J. Henn, the Company's President and Chief Executive Officer. Mr. Henn received no other compensation from the Company for serving as an officer of the Company. Harbor Title & Escrow Company provides all title insurance that the Company is obligated to deliver to purchasers of homes at its Florida properties. Mr. Henn is the sole owner and President of Harbor Title & Escrow Company and received $109,428 in title insurance premiums from the Company during the fiscal year ending December 31, 1998. Harbor Title & Escrow Company charges the Company the minimum title insurance rates allowed under Florida law as determined by the Florida Department of Insurance.

The Company has entered into a Legal Service Agreement with the law firm of Peter J. Henn, P.A. which provides, among other things, that the Company will pay $210,000 for legal services provided to the Company for the fiscal year ending December 31, 1999 and that Harbor Title & Escrow will continue to provide title insurance, as required, at the minimum title insurance rates allowed under Florida law.

Payables

Payables to related parties consist of the following at December 31:                          1998                   1997
                                                                                              ----                   ----

              Mortgage note payable to Holdings with interest payable quarterly at LIBOR plus 2.5%. Principal payments equal to 20% of Southbridge and 50% of other collateral sales revenues is payable quarterly with the balance due April 1, 2003. The debt is secured by certain
              real estate inventory and property.                                          $30,649,872                30,649,872


              Mortgage note payable to Holdings with interest at Prime plus 2%
              and partially secured by certain real estate inventory. Interest and principal are payable quarterly after certain other debt payments provided that a $4.5 million cash reserve remains.
              Quarterly principal payments are equal to 80% of the defined net cash flow for Southbridge, Grand Harbor, and Oak Harbor with the balance due April 1, 2003. Unpaid interest will be capitalized
              into the principal balance annually.                                          35,024,632                20,960,448

              Unsecured note payable to RGI, Inc. with interest at Prime plus 2%
              Principal and interest is payable on the same terms, but after payments on the Mortgage note payable discussed immediately above with the remainder due April 1, 2003. Unpaid interest will be
              capitalized into the principal balance annually.                              16,821,696                14,412,667

              Unsecured note payable to Holdings, interest at Prime plus 2%.
              Principal and interest due June 1, 1999.                                       2,248,278                     -

              Accrued interest                                                                  -                      6,868,311

              Other                                                                             -                          2,629
                                                                                           -----------                ----------

                                                                                           $84,744,478                72,893,927
                                                                                           ===========                ==========

Holdings has provided to the Company a $5 million credit facility to provide sufficient working capital to fund ongoing development, construction and operating activities. The credit facility provides for interest at Prime plus 2%, matures on April 1, 2003 and is secured by certain real estate inventory and property.

Indemnity

Aker RGI ASA, the indirect parent of Holdings, has provided an indemnity, to a maximum of $15,000,000, to the bonding company for development bonds at Southbridge, of which an aggregate total of approximately $9.8 and $5.6 million were outstanding at December 31, 1998 and March 19, 1999, respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)         Exhibits:

Exhibit No.


3.1                  --   Amended and Restated Certificate of Incorporation of Registrant.(1)

3.2                  --   Bylaws of Registrant, as amended and restated as of July 1, 1996.(2)

10.1                 --   Edward F. Podboy's Employment Contract dated _______, 1998 (3)

10.2                 --   Credit Agreements, Notes and Warrants between Registrant and Morgens Waterfall, Vintiadis & Co. Inc.(4)

10.3                 --   Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc.
                          (SoGen Loan)(5)

10.4                 --   Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.
                          (Morgens Loan)(5)

10.5                 --   Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings,
                          Inc.(5)

10.6                 --   Second Stipulation and Agreement of Settlement, signed September 17, 1997, In Re: Banyan Mortgage
                          Investment Fund Shareholders Litigation. (6)

21.1                 --   Subsidiaries of the Registrant

27.1                 --   Financial Data Schedule

99.1                 --   Form of Director Stock Option Agreements dated July 1, 1993, July 24, 1994 and July 7, 1995.(7)

99.2                 --   Form of Executive Stock Option Agreements dated July 1, 1993, January 12, 1994 and February 8, 1995.(7)

--------------------------------------------------------------------------------


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

(7) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

          (b)       Reports on Form 8-K:


          No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

          PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LEGEND PROPERTIES, INC.



                                     By:      /s/ Peter J. Henn
                                              -------------------------------
                                                Peter J. Henn, President,
            April 15, 1999                       Chief Executive Officer

            PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Peter J. Henn                                                 Date:       April 15, 1999
       -------------
            Peter J. Henn, President,
            Chief Executive Officer

By:/s/Robert B. Cavoto                                               Date:       April 15, 1999
       ---------------
            Robert B. Cavoto,
            Chief Financial Officer, Vice President
            and Assistant Secretary

By:/s/Walter E. Auch, Sr.                                            Date:       April 15, 1999
      -------------------
            Walter E. Auch, Sr., Director

By:/s/Helge Lund                                                     Date:       April 15, 1999
      ----------
            Helge Lund, Director

By:/s/Jan Petter Storetvedt                                          Date:       April 15, 1999
      ---------------------
            Jan Petter Storetvedt, Director

By:/s/Robert M. Ungerleider                                          Date:       April 15, 1999
      ---------------------
            Robert M. Ungerleider, Director

By:/s/Fred E. Welker, III                                            Date:       April 15, 1999
      -------------------
            Fred E. Welker, III, Director

                   LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                     (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGES
                                                                                           -----
Report of Independent Auditor .....................................................        F-2

Consolidated Balance Sheets at December 31, 1998 and 1997.........................         F-3

Consolidated Statements of Operations For the Years Ended December 31, 1998,
   1997, and 1996.................................................................         F-4

Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended
   December 31, 1998, 1997 and 1996...............................................         F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 1998,
   1997, and 1996.................................................................   F-6 - F-7

Notes to Consolidated Financial Statements........................................  F-8 - F-23

   All schedules are omitted since the required information is not present or is not present in amounts sufficient to required submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Legend Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Legend Properties, Inc. (a subsidiary of RGI Holdings, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the management of Legend Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        KPMG LLP

Washington, D.C.
February 5, 1999

                   LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                     (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                         CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
                                     Assets
                                     ------

Real estate inventory                                                                      $  82,873,914                103,857,159
Assets held for sale                                                                           7,916,175                          -
Cash and cash equivalents                                                                      4,446,864                 12,732,681
Restricted cash and investments                                                               19,017,860                 15,230,538
Accounts and notes receivable                                                                  1,491,267                  1,012,877
Property and equipment, net                                                                   24,645,281                 25,759,305
Intangibles, net of accumulated amortization of
   $1,052,895 in 1998 and $1,137,935 in 1997                                                   1,646,542                  1,828,470
Other assets, net of accumulated amortization of
   $3,646,481 in 1998 and $2,291,080 in 1997                                                   5,520,388                  2,449,522
                                                                                           -------------              -------------
                                                                                           $ 147,558,291                162,870,552
                                                                                           -------------              -------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Notes payable to banks and others                                                          $  40,722,737                 60,411,332
Payables to related parties                                                                   84,744,478                 72,893,927
Accounts payable                                                                               3,033,693                  3,406,650
Other notes and liabilities                                                                   14,443,250                  9,407,537
                                                                                           -------------              -------------
                                                                                             142,944,158                146,119,446
                                                                                           -------------              -------------
Stockholders' equity :
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; 6,311,678 shares issued and
      6,290,874 shares outstanding at
      December 31, 1998 and 1997                                                                  63,117                     63,117
   Additional paid-in capital                                                                 44,171,103                 44,171,103
   Accumulated deficit                                                                       (39,498,771)               (27,361,798)
   Treasury stock, 20,804 shares at December 31, 1998 and 1997                                  (121,316)                  (121,316)
                                                                                           -------------              -------------
Total stockholders' equity                                                                     4,614,133                 16,751,106
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 147,558,291                162,870,552
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Consolidated Financial Statements

                   LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                     (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            1998                     1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                                                   $ 65,218,900              43,595,507              25,445,563
   Club operations                                                        5,953,105               5,344,575               4,256,917
   Patient service                                                        2,600,866               2,718,014               2,617,615
   Rent                                                                           -               2,186,157               2,480,846
   Other                                                                  1,960,585               1,783,645               1,822,350
                                                                       ------------------------------------------------------------
                     Total revenues                                      75,733,456              55,627,898              36,623,291
                                                                       ------------------------------------------------------------

Operating costs and expenses:
   Real estate sales                                                     49,628,187              31,343,932              18,172,004
   Club operations                                                        7,291,432               6,364,169               4,827,002
   Patient service direct costs                                           1,919,183               1,521,292               1,378,808
   Rental operations                                                              -                 359,325                 396,696
   Other                                                                  1,417,681                 612,207                 594,413
   Provision for loss on assets held for sale                                     -                       -               1,000,000
   Selling, general and administrative                                   15,414,245              18,265,252               7,073,640
   Depreciation and amortization                                          2,092,509               1,780,904               1,227,565
                                                                       ------------------------------------------------------------
    Total operating costs and expenses                                   77,763,237              60,247,081              34,670,128
                                                                       ------------------------------------------------------------
Operating income (loss)                                                  (2,029,781)             (4,619,183)              1,953,163
                                                                       ------------------------------------------------------------

Other income (expenses):
   Interest income                                                          944,800               1,386,920                 599,758
   Interest income, related party                                                 -                  73,339                 146,277
   Interest expense, including loan cost
      amortization                                                       (5,596,055)             (7,503,319)             (4,791,157)
   Interest expense, related party                                       (5,853,716)             (4,823,954)               (810,230)
   Other, net                                                               397,779                 727,575                 491,034
                                                                       ------------------------------------------------------------
                 Net other expense                                      (10,107,192)            (10,139,439)             (4,364,318)
                                                                       ------------------------------------------------------------
Loss before minority interests                                          (12,136,973)            (14,758,622)             (2,411,155)
                                                                       ------------------------------------------------------------
Minority interests in loss of
   consolidated subsidiaries                                                      -                 252,716                 257,572
                                                                       ------------------------------------------------------------


Net loss                                                               $(12,136,973)            (14,505,906)             (2,153,583)
                                                                       ------------------------------------------------------------
Net loss per share - basic and diluted                                 $      (1.93)                  (2.31)                  (0.49)
                                                                       ------------------------------------------------------------
Weighted average number of common shares outstanding                      6,290,874               6,286,322               4,392,163
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           COMMON STOCK
                                                           ------------                ADDITIONAL
                                                    SHARES             PAR VALUE        PAID-IN
                                                    ------             ---------        CAPITAL
                                                                                        -------
Balances at December 31, 1995                     4,386,986            $ 43,870      $    (36,120)

    Merger of Grand Harbor Corporation
       and Grand Harbor Associates, Inc.            -                   -                  (1,000)
    Stockholder contribution                        -                   -              21,663,015
    Business combination with Banyan
       Mortgage Investment Fund                   1,890,562              18,906        22,167,813
    Net loss                                        -                   -                 -

                                                  ---------            --------      -------------
Balances at December 31, 1996                     6,277,548              62,776        43,793,708

    Purchase of fractional shares                   -                  -                  (22,267)
    Repurchase of shares                            -                  -                  -
    Sale of stock                                    34,130                 341           399,662
    Net loss                                        -                  -                  -
                                                  ---------            --------      -------------
Balances at December 31, 1997                     6,311,678              63,117        44,171,103

    Net loss                                        -                  -                  -
                                                  ---------            --------      -------------
Balance at December 31, 1998                      6,311,678            $ 63,117      $ 44,171,103
                                                  =========            ========      =============


                                                                                               TOTAL
                                                    ACCUMULATED              TREASURY      STOCKHOLDERS'
                                                      DEFICIT                 STOCK       EQUITY (DEFICIT)
                                                      -------                 -----       ----------------
Balances at December 31, 1995                       $(10,703,309)       $      -           $ (10,695,559)

    Merger of Grand Harbor Corporation
       and Grand Harbor Associates, Inc.                   1,000               -                   -
    Stockholder contribution                              -                    -              21,663,015
    Business combination with Banyan
       Mortgage Investment Fund                           -                  (11,316)         22,175,403
    Net loss                                          (2,153,583)              -              (2,153,583)

                                                    -------------       -------------       -------------
Balances at December 31, 1996                        (12,855,892)            (11,316)         30,989,276

    Purchase of fractional shares                         -                    -                 (22,267)
    Repurchase of shares                                  -                 (110,000)           (110,000)
    Sale of stock                                         -                    -                 400,003
    Net loss                                         (14,505,906)              -             (14,505,906)
                                                    -------------       -------------       -------------
Balances at December 31, 1997                        (27,361,798)           (121,316)         16,751,106

    Net loss                                         (12,136,973)              -             (12,136,973)
                                                    -------------       -------------       -------------
Balance at December 31, 1998                        $(39,498,771)       $   (121,316)       $  4,614,133
                                                    =============       =============       =============

See accompanying notes to Consolidated Financial Statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                                      $(12,136,973)      (14,505,906)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
                         Depreciation and amortization                                               2,977,467         3,205,495
                         Gain on sale of assets held for sale                                               -           (195,076)
                         Related party interest expense not paid                                     5,853,716         4,721,217
                         Related party interest income not collected                                        -            (72,537)
                         Provisions for loss on assets held for sale                                        -                -
                         Minority interests in loss                                                         -           (252,716)
                         Change in certain assets and liabilities, net of
                            effect of acquisitions:
                                         Decrease (increase) in real estate inventory               20,983,245           906,677
                                         Decrease (increase) in assets held for sale                (7,916,175)        8,301,604
                                         (Increase) in accounts and notes receivable and other
                                          assets                                                    (4,132,798)         (541,903)
                                         Increase (decrease) in accounts payable and other notes
                                          and liabilities                                            4,662,756        (5,504,042)
                                                                                                  ------------      ------------

                                Net cash provided by (used in) operating activities                 10,291,238        (3,937,187)
                                                                                                  ------------      ------------

Cash flows from investing activities:
         Decrease (increase) in restricted cash and investments                                     (3,787,322)        7,260,767
         Purchase of property and equipment                                                           (791,440)       (6,297,341)
         Loans to related parties                                                                          -             (20,000)
         Collection of loans to related parties                                                            -             398,434
         Investments and acquisitions, net of cash acquired                                                -               -
         Proceeds from assets held for sale                                                                -          19,436,029
                                                                                                  ------------      ------------

                                Net cash provided by (used in) investing activities                 (4,578,762)       20,777,889

Cash flows from financing activities:
         Proceeds from notes payable to bank and others                                             21,569,532        19,653,062
         Repayment of notes payable to bank and others                                             (41,258,127)      (45,942,347)
         Proceeds from loans from related parties                                                    6,000,000        20,702,720
         Repayment of loans from related parties                                                        (3,165)         (139,107)
         Payment of loan fees                                                                         (306,533)         (179,983)
         Repurchase of common and fractional shares                                                         -           (132,267)
         Sale of common shares                                                                              -            400,003
                                                                                                  ------------      ------------

                                Net cash provided by (used in) financing activities                (13,998,293)       (5,637,919)
                                                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                (8,285,817)       11,202,783

Cash and cash equivalents at beginning of year                                                      12,732,681         1,529,898
                                                                                                  ------------      ------------
Cash and cash equivalents at end of year                                                          $  4,446,864        12,732,681
                                                                                                  ============      ============

                                                                                                                  (Continued)

                                                                                                     Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               1996
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                                               (2,153,583)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
                         Depreciation and amortization                                                      1,968,984
                         Gain on sale of assets held for sale                                                      -
                         Related party interest expense not paid                                              469,377
                         Related party interest income not collected                                         (146,277)
                         Provisions for loss on assets held for sale                                        1,000,000
                         Minority interests in loss                                                          (257,572)
                         Change in certain assets and liabilities, net of
                            effect of acquisitions:
                                         Decrease (increase) in real estate inventory                      (4,925,186)
                                         Decrease (increase) in assets held for sale                              -
                                         (Increase) in accounts and notes receivable and other
                                          assets                                                             (821,210)
                                         Increase (decrease) in accounts payable and other notes
                                          and liabilities                                                   2,499,825
                                                                                                         ------------

                                Net cash provided by (used in) operating activities                        (2,365,642)
                                                                                                         ------------

Cash flows from investing activities:
         Decrease (increase) in restricted cash and investments                                            (8,746,205)
         Purchase of property and equipment                                                               (15,219,862)
         Loans to related parties                                                                          (2,120,100)
         Collection of loans to related parties                                                             1,288,265
         Investments and acquisitions, net of cash acquired                                                  (609,984)
         Proceeds from assets held for sale                                                                       -
                                                                                                         ------------

                                Net cash provided by (used in) investing activities                       (25,407,886)

Cash flows from financing activities:
         Proceeds from notes payable to bank and others                                                    50,493,708
         Repayment of notes payable to bank and others                                                    (32,310,431)
         Proceeds from loans from related parties                                                          11,887,333
         Repayment of loans from related parties                                                                   -
         Payment of loan fees                                                                              (1,346,090)
         Repurchase of common and fractional shares                                                                -
         Sale of common shares                                                                                     -
                                                                                                         ------------

                                Net cash provided by (used in) financing activities                        28,724,520
                                                                                                         ------------

Net increase (decrease) in cash and cash equivalents                                                          950,992

Cash and cash equivalents at beginning of year                                                                578,906
                                                                                                         ------------
Cash and cash equivalents at end of year                                                                    1,529,898
                                                                                                         ============

                                                                                                         (Continued)

See accompanying notes to the Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                                                                YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       1998              1997            1996
--------------------------------------------------------------------------------------------------------------------------------
Supplement Disclosure of Cash Flow Information -
    Cash paid during the year for interest, net of amount capitalized of
       $1,137,447 in 1998, $903,978 in 1997, and $1,964,000 in 1996                 $4,699,226        5,811,516        3,506,755
                                                                                    ==========        =========       ==========
Supplemental Schedule of Noncash Investing and Financing Transactions:
    Contribution to equity of notes and interest payable from stockholder,
       net of receivable                                                            $    -              -             21,663,015
    Increase in restricted cash and investments and decrease in receivables
       from related parties                                                              -              -              4,012,667
    Decrease in receivables from related parties and payables to related
       parties                                                                           -              -              1,100,000
    Purchase of minority interest in exchange for cancellation of a note
       receivable and accrued interest                                                   -            1,681,584               --
    Net assets of Banyan Mortgage Investment Fund, net of cash acquired
       through the issuance of common stock                                         $    -              -             21,698,244
                                                                                    ==========        =========       ==========

See accompanying notes to Consolidated Financial Statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Legend Properties, Inc. (Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US) (see
       Note 2). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of December 31, 1998, Holdings owns approximately 80 percent of the outstanding common shares of Legend.

       For financial reporting purposes, the Merger was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. As of December 31, 1996, the historical consolidated financial statements of Legend are those of RGI/US.

       As of December 31, 1998, Legend owns, operates and develops real estate through its wholly owned subsidiaries as follows:

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

                     GHPH includes nine corporations and seven limited partnerships and was formed in 1991 to acquire and develop 772 acres of real estate in Indian River County, Florida. Grand Harbor (the development) is planned for approximately 1,000 mid to high-end residential products. The development has numerous amenities and facilities, including golf and beach clubs, two 18-hole championship golf courses, tennis courts and a marina.

                     OHPH includes eight corporations and a limited partnership and was formed in 1993 to develop a senior citizen country club community with an on-site assisted living center and health clinic. In 1994, an off-site skilled nursing facility was acquired.

              - VMIF/Anden Southbridge Venture and VMIF/Anden Wayside Venture (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2)) were formed in 1991 to hold and develop Southbridge, a 2,685 acre master planned community in Prince William County, Virginia planned for approximately 5,000 residential units, 4.2 million square feet of non-residential uses (including office, R&D, commercial, industrial, and other similar uses) and an 18 hole golf course.

              - Ashburn Corporate Center, LC (ACCLC) was formed in March 1998 to hold and develop the Ashburn Corporate Center, a 116-acre commercial business park development project in Loudoun County, Virginia planned for office and flex/tech uses. ACCLC is owned 82% by the Company, which serves as the Manager of the LLC.

       During 1998 and 1997, Legend disposed of the following operating and development properties:

              - VMIF Charles County Venture (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2)) was formed in 1991 to hold and develop Chapman's Landing, a 2,227 acre master planned community in Charles County, Maryland. Chapman's Landing was sold during October 1998 for $28.5 million.

                   LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                     (A SUBSIDIARY OF RGI HOLDING, INC.)

                  Notes to Consolidated Financial Statements
(1) CONTINUED

              - BMIF Monterey County Corp., a wholly owned subsidiary of Legend Properties, Inc., (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see note 2)) was formed to hold and develop a 565-acre land parcel in Monterey County, California known as the Laguna Seca Ranch (Laguna). During 1997, the Company sold Laguna for $12.8 million.

              - American Property Investments, Inc. (API) was formed for the purpose of acquiring, renovating and operating the Lynnwood Shopping Center in Lynnwood, Washington (acquired in November 1987). In November 1997, API sold Lynnwood Center for $20.1 million.

       BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Legend, certain of its wholly and majority owned subsidiaries as of the acquisition dates noted above. The accounts of Resource Group, Inc. and K.W. Properties, Inc., both wholly-owned subsidiaries of RGI/US prior to April 1996, have been excluded from these consolidated financial statements because these independent entities were not part of the merger with Banyan. These two subsidiaries were spun-off by means of a dividend to Holdings from Legend in April 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       The Company computes cost of sales and relieves property under development (a component of real estate inventory) based on the ratio of current year and estimated future costs to current year and estimated future sales. Actual results could differ from these estimates.

       REAL ESTATE INVENTORY

       Real estate inventory is recorded at the lower of cost or fair value less cost to sell. Inventoried costs consist of land (including any related legal, engineering and other acquisition costs) common improvements, amenities, construction in progress and completed residential units. Interest, real estate taxes and other carrying costs are capitalized only for discrete parcels or units undergoing active development. The costs of common improvements are allocated to discrete parcels or units based on relative sales values or specific identification.

       The Company reviews its real estate inventory for impairment where events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future or anticipated net cash flows generated by the asset. If such assets are deemed to be impaired, the impairment is recognized by measuring the difference between the carrying amount of the assets and its fair value.

       ASSETS HELD FOR SALE

       Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash, demand deposits with banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.

       RESTRICTED CASH AND INVESTMENTS

       Restricted cash includes customer deposits and various escrow accounts with local governments and others related to the completion of certain development of $7,007,417 and $4,224,312, and cash held in bank as loan collateral of $7,341,731 and $6,059,984 at December 31, 1998 and 1997,
       respectively.

       Restricted investments include an irrevocable trust consisting of three annuities totaling $4,668,712 and $4,946,242 at December 31, 1998 and 1997, respectively, which is solely to provide security for payment on a note payable. The annuity contracts will fully satisfy the note through annual principal and interest payments.


       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Significant additions and improvements are capitalized while repairs and maintenance are expensed as incurred. Interest charges related to assets developed or constructed for use in operations are capitalized during the construction period. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

                 Buildings and improvements                      31 - 39 years
                 Furniture and fixtures                            3 - 7 years
                 Land Improvements                                    15 years
                 Marina                                               15 years


       INTANGIBLES

       Intangibles include goodwill, a non-compete agreement and organization costs. Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is amortized using the straight-line method over fifteen years. The recoverability of goodwill is assessed by comparing estimated undiscounted future operating cash flows over the remaining amortization period to the current net asset balance.If impairment is idenfified, any loss is measured based on projected discounted future operating cash flows using a discount rate reflecting Legend's average cost of funds. The non-compete agreement is amortized using the straight-line method over a period of fifteen years, the term of the agreement.


       OTHER ASSETS

       Included among other assets are deferred loan costs that are amortized using the straight-line method over the term of the related debt.


       DEPOSITS

       Included in other liabilities are customer deposits on real estate sales, rental and club memberships of $7,765,583 and $4,304,494 at December 31, 1998 and 1997, respectively. The real estate sales and rental deposits are held in restricted bank accounts, which were $5,470,785 and $2,463,885 at December 31, 1998 and 1997. Among these are certain associate member deposits that will be refunded at the end of the related term or upon cancellation by the member.

       REVENUE RECOGNITION

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       Revenues on retail sales of real estate are recorded upon the closing and transfer of title to the buyer, whereas rental revenue is recognized over the respective tenant lease terms (1 to 30 years) using the straight-line method. Sales of equity memberships in the Grand Harbor Golf and Beach Club (Club) are treated as real estate sales. Club assets at Grand Harbor are treated as an amenity and are charged to the cost of real estate sales as full equity memberships are sold. Membership dues for Grand Harbor are billed on an annual basis and recognized as revenue ratably over the year.


       INCOME TAXES

       The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Changes in tax rates that effect deferred tax assets and liabilities are taken into income during the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is likely that some portion or all of the deferred income tax assets will not be realized.

       ADVERTISING COSTS

       Costs of advertising, promotion and marketing are generally charged to operations as incurred. These expenses were $2,431,072 in 1998, $2,395,134 in 1997, and $900,753 in 1996.

       SEGMENT INFORMATION

       Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of Enterprise and Related Information, which establishes standards for reporting information about operating segments and related disclosures about products and services. See note 14.

       RECLASSIFICATIONS

       Certain amounts in prior years consolidated financial statements have been reclassified to conform to the 1998 presentation.


(2)    ACQUISITIONS

       Certain business combinations consummated during 1997 and 1996 were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. Results of operations for these acquired companies have been included in the consolidated financial statements from the acquisition dates.

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

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       GRAND HARBOR PROPERTY HOLDINGS, INC., AND OAK HARBOR PROPERTY HOLDINGS, INC.

       On January 2, 1996, GHA, a 45 percent general partner in GHPH and OHPH, purchased Southmortgage Finance Co., a holding company for certain bank debt (the proceeds of which were loaned to GHPH), and an additional 45 percent interest in GHPH, OHPH and Harbor Title and Escrow Co. Ltd. (collectively, the Acquired Companies). Harbor Title and Escrow Co. Ltd. provides title and escrow service for GHPH and OHPH. The Acquired Companies were purchased from Andlinger Properties Capital L.P. for cash consideration of $52,237 and a promissory note of $996,220.

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

       The unaudited pro forma consolidated statements of operations that follow give effect to the transactions described above as if they had been consummated on January 1, 1997 or 1996. The unaudited pro forma consolidated statements of operations are presented for information purposes only and do not purport to represent what would have been Legend's actual results of operations for the years ended December 31, 1997 and 1996 had the acquisitions, in fact, occurred on January 1, 1997 or 1996, or Legend's results of operations for any future period.

                          Year ended December 31, 1997
                     Assuming Acquisition on January 1, 1997
                                   (Unaudited)

        Total revenues                              $       55,627,898
        Total costs and expenses                            60,247,081
      --------------------------------------------------------------------

        Operating loss                                      (4,619,183)

        Net other expense                                  (10,139,439)
      --------------------------------------------------------------------

        Net loss                                    $      (14,758,622)
      ====================================================================

        Net loss per share                          $            (2.35)
      ====================================================================

                          Year ended December 31, 1996
                     Assuming Acquisition on January 1, 1996
                                   (Unaudited)

        Total revenues                              $       36,856,185
        Total costs and expenses                            41,421,762
      --------------------------------------------------------------------

        Operating loss                                      (4,565,577)

        Net other expense                                   (8,174,193)
      --------------------------------------------------------------------

        Net loss                                    $      (12,739,770)
      ====================================================================

        Net loss per share                          $            (2.03)
      ====================================================================

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(3)    REAL ESTATE INVENTORY AND ASSET HELD FOR SALE

       Real estate inventory consisted of the following at December 31, 1998:

                                                          Initial cost to Legend             Cost Adjustments
                                                          ----------------------             ----------------
        Name, approximate size            Encum-                     Building and                    Building and
           type and location              brances        Land        improvements         Land       improvements
           -----------------              -------        ----        ------------         ----       ------------

Grand Harbor, 325-acre residential       Note 5
development in Vero Beach, FL            (H-N)         $9,780,340        -                 -           19,368,981

Oak Harbor, 106-acre residential         Note 5
development in Vero Beach, FL            (C-G)          3,848,067        -                 -           13,554,582

Southbridge, 2,350-acre mixed use land   Note 5(A)
development in Prince William County,    Note 6
VA                                       (1&2)         20,785,086       7,146,670          -            8,509,388
                                                    --------------------------------------------------------------

                                                      $34,413,493       7,146,670           $0         41,432,951
                                                    ==============================================================



                                                                      Valuation
                                                                   adjustment and
                                                    Building         accumulated
                                                       and        depreciation and                    Date of        Date
          Description                  Land       improvements      amortization     Total (a)     Construction    Acquired
-----------------------------------------------------------------------------------------------------------------------------

Grand Harbor, 325-acre
residential development in Vero
Beach, FL                           $9,780,340       19,368,981        (119,200)      29,030,121        (b)          03/91

Oak Harbor, 106-acre
residential development in Vero
Beach, FL                            3,848,067       13,554,582         -             17,402,649        (b)          05/91

Southbridge, 2350-acre mixed
uses land development in Prince
William County, VA                  20,785,086       15,656,058         -             36,441,144        (b)          12/96
                                 ----------------------------------------------------------------

                                   $34,413,493       48,579,621        (119,200)      82,873,914
                                 ================================================================

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       a)     Reconciliation of real estate inventory for the years ended
              December 31:

                                                                      1998              1997               1996
       -----------------------------------------------------------------------------------------------------------

       Balance at beginning of year                      $     103,857,159       128,834,222        18,588,184
       -----------------------------------------------------------------------------------------------------------

       Reallocation of purchase price Banyan                        -                415,869             -
       Net dispositions through sale                           (47,425,324)      (47,784,281)      (16,680,199)
       Acquisitions                                                 -              1,260,019       106,480,671
       Net additions                                            26,442,079        21,250,530        22,005,547
       Depreciation                                                 -                 -               (195,030)
       Reclassification to property and equipment                   -                 -               (364,951)
       Valuation adjustment                                         -               (119,200)       (1,000,000)
       -----------------------------------------------------------------------------------------------------------

       Balance at end of year                            $      82,873,914       103,857,159       128,834,222
       ===========================================================================================================

       b) Properties are currently at various stages of development and entitlement. The build-out of the projects is expected to continue for periods ranging from 5-20 years under the current development plans.

       At December 31, 1998, Asset held for sale represents the carrying value of the Ashburn Corporate Center, which the Company expects to sell in 1999. This property is encumbered by a Note payable to others--see Note 6
       (O).

(4)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and consist of the following at December 31:

                                                                       1998               1997
       ---------------------------------------------------------------------------------------------

       Marina                                                    $      2,683,471         2,683,471
       Buildings and improvements                                      14,602,202        14,633,725
       Furniture, fixtures and equipment                                7,225,351         6,589,497
       Depreciable land improvements                                    2,014,677         2,022,186
       ---------------------------------------------------------------------------------------------

                                                                       26,525,701        25,928,879

       Less accumulated depreciation and amortization                   6,623,845         4,912,995
       ---------------------------------------------------------------------------------------------

                                                                       19,901,856        21,015,884

       Land (including golf course land)                                4,743,425         4,743,421
       ---------------------------------------------------------------------------------------------

                                                                 $     24,645,281        25,759,305
       =============================================================================================

(5)    NOTES PAYABLE TO BANKS AND OTHERS

       Notes payable to banks and others consists of the following at December
       31:

       (Reference to note 3)                                                       1998            1997
       =====================================================================================================

       (A)      Note payable to others, interest only payable monthly at
                        12 percent, principal due April 20, 1999, secured
                        by certain real estate inventory.                        $2,950,000       2,950,000

       (B)      Note payable to others, interest only payable monthly at
                        the prime rate plus .5 percent (8.25 percent at
                        December 31, 1998), principal repaid during July
                        1998.                                                     -                 996,220

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       (Reference to note 3)                                                       1998             1997
       =====================================================================================================
       (C)      Note payable to others, interest at 6.34 percent, due
                        in annual installments of $600,000, including
                        interest through July 1, 2009. Secured by annuity
                        contracts.                                                4,650,912       4,937,852

       (D)      Notes payable to banks, interest payable monthly at the
                        banks' cost of funds rate (not to exceed the
                        LIBOR rate plus .50 percent) plus 2.25 percent
                        (7.60 percent at December 31, 1998); principal
                        payments of $504,794, $802,185, $997,841 and
                        $743,489 due in 1999, 2000, 2001 and 2002,
                        respectively. Secured by second mortgages on
                        certain real estate inventory and property.               3,048,309       7,474,410

       (E)      Note payable to bank, interest payable monthly at the
                        bank's cost of funds rate (note to exceed the
                        LIBOR rate plus 5 percent) plus 2.5 percent (7.85
                        percent at December 31, 1998); principal was repaid
                        during November 1998.                                        -            7,433,500

       (F)      Notes payable to banks, interest payable monthly at
                        LIBOR plus 2.0 percent and prime rate plus 1.0
                        percent (8.66 percent to 8.75 percent at December
                        31, 1998); principal payments of $7,632,421,
                        $147,361, $160,143, $177,519 and $3,316,371 due
                        in 1999, 2000, 2001, 2002 and 2003, respectively.
                        Secured by first mortgages on certain real estate
                        inventory, certain property and equipment and
                        certificates of deposit with balances totaling
                        $6.3 million at December 31,
                        1998.                                                    11,433,815      12,179,562

       (G)      Construction revolving line of credit, interest payable
                        monthly at the prime rate plus 1 percent (8.75
                        percent at December 31, 1998), due June 1999.
                        Secured by first mortgages on certain real estate
                        inventory, certain property and equipment, and a
                        certificate of deposit with a balance of $6.3
                        million at December 31, 1998.  Total advances are
                        not to exceed $16,000,000.                                1,287,663       1,073,852

       (H)      Notes payable to bank, interest payable monthly at the
                        bank's cost of funds rate (not to exceed the
                        LIBOR rate plus .50 percent) plus 2.25 percent
                        (7.60 percent at December 31, 1998); principal
                        payments of $785,216, $1,247,814, $1,552,159 and
                        $1,156,512 due in 1999, 2000, 2001 and 2002,
                        respectively. Secured by first and second mortgages
                        on certain real estate inventory.                         4,741,701      11,308,865

       (I)      Construction notes payable to bank, interest payable
                        monthly at the bank's cost of funds rate (not to
                        exceed the LIBOR rate plus .5 percent) plus 2.5
                        percent; principal repaid during November, 1998.             -            2,000,000

       (J)      Notes payable to bank, interest payable monthly at the
                        prime rate plus .5 percent (8.5 percent at December
                        31, 1998); principal repaid during 1998.                     -            2,121,650

       (K)      Notes payable to banks, interest payable monthly at the
                        prime rate (7.75 percent at December 31, 1998);
                        principal is due during 1999. Secured by a first
                        mortgage on certain real estate inventory.                1,732,588       3,982,736

       (L)      Construction revolving lines of credit payable to banks,
                        due on demand, but reviewed annually for renewal,
                        interest payable monthly at the prime rate (7.75
                        percent at December 31, 1998). Secured by a first
                        mortgage on certain property.  Total advances are
                        not to exceed $12,000,000.                                4,743,556       3,061,795

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       (M)      Revolving line of credit payable to bank with interest
                        payable at the prime rate plus .75 percent,
                        principal repaid during 1998.                                -              171,901

       (N)      Notes payable to others, interest at 7.50 percent to 9.0
                        percent; principal and interest due during 1999.
                        secured by a first mortgage on certain real estate
                        inventory.                                                   91,000         490,200

       (O)      Note payable to others, interest due monthly at 18%,
                        principal due September 6, 1999. Secured by a first
                        mortgage on assets held for sale.                         5,940,000        -

       (P)      Other                                                               103,193         228,789
                                                                                -----------      ----------
                                                                                $40,722,737      60,411,332
                                                                                ===========      ==========


       In conjunction with the acquisition of Royal Palm Convalescent Center by OHPH in June 1994, an irrevocable trust consisting of three annuities was established for the sole purpose of providing security for payments due on the note payable to Henry L. Block. The annuity contracts totaled $4,512,127 and $4,780,365 at December 31, 1998 and 1997, respectively, plus accrued interest receivable of $156,585 and $165,877, and will fully satisfy the note through annual principal and interest payments of $600,000 through July 1, 2009.

       Scheduled principal maturities of notes payable to banks and others at December 31, 1998 are as follows:

       1999                                         $ 25,777,613
       2000                                            2,635,459
       2001                                            3,235,659
       2002                                            2,448,308
       2003                                            3,706,560
       Thereafter                                      2,919,138
       ----------------------------------------------------------

                                                    $ 40,722,737
       ==========================================================


       As noted above, the Company has substantial debt repayments in 1999 and early 2000 under existing financings and requires additional financing to advance its business plan. As of December 31, 1998 the Company had $4,446,864 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during 1999 from the release of restricted cash pledged as collateral on certain debt, net proceeds from the sale of Ashburn, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings.

       There can be no assurance that the Company will be able to refinance the existing debt obligations or obtain the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations.



(6)    RELATED PARTY TRANSACTIONS

       The following is a summary of other significant transactions and accounts with related parties during 1998, 1997 and 1996 and as of December 31, 1998 and 1997:

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(6)    CONTINUED

       RECEIVABLES

       During 1996 and 1997, Legend held a note receivable that was due from a related party, which was cancelled in conjunction with the acquisition of the acquired companies that is discussed in a Note 2. Interest income from this note was $73,337 and $146,277 for 1997 and 1996, respectively.

       PAYABLES

       Payables to related parties consist of the following at December 31:

                                                                                         1998              1997
                                                                                         ----              ----
       (Reference to note 3)
       (1)  Mortgage note payable to Holdings with interest payable quarterly at LIBOR plus 2.5%. Principal payments
                    equal to 20% of Southbridge and 50% of other
                    collateral sales revenues is payable quarterly
                    with the balance due April 1, 2003. The debt is
                    secured by certain real estate
                    inventory and property.                                     $      30,649,872        30,649,872

       (2)  Mortgage note payable to Holdings with interest at Prime plus 2% and secured by certain real estate
                    inventory. Interest and principal are payable
                    quarterly after certain other debt payments
                    provided that a $4.5 million cash reserve
                    remains. Quarterly principal payments are equal
                    to 80% of the defined net cash flow for
                    Southbridge, Grand Harbor, and Oak Harbor with
                    the balance due April 1, 2003. Unpaid interest
                    will be capitalized into the principal balance
                    annually.                                                          35,024,632        20,960,448

       (3)  Unsecured note payable to RGI, Inc. with interest at
                    Prime plus 2%. Principal and interest is payable
                    on the same terms, but after payments on the
                    Mortgage note payable discussed immediately above
                    with the remainder due April 1, 2003. Unpaid
                    interest will be capitalized into the principal
                    balance annually.                                                  16,821,696        14,412,667

       (4)  Unsecured note payable to Holdings, interest at Prime plus
                    2%.  Principal and interest due June 1, 1999.                       2,248,278            -

       (5)  Accrued interest                                                              -               6,868,311

       (6)  Other                                                                         -                   2,629
                                                                                 -----------------      ------------

                                                                                $      84,744,478        72,893,927
       =============================================================================================================

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(6)    CONTINUED

       Holdings has provided to the Company a $5 million credit facility to provide sufficient working capital to fund ongoing development, construction and operating activities. The credit facility provides for interest at Prime plus 2%, matures on April 1, 2003 and is secured by certain real estate inventory and property.

       The entire $84,744,478 related party payable (principal and accrued interest) is due on April 1, 2003.

       During 1998, Legend sold Chapman's Landing for $28.5 million and realized net proceeds (after closing costs) of $28.4 million. Of these funds, approximately $16 million were applied towards paying off existing external debt pursuant to a loan restructuring with Holdings, and Holdings indirect parent, Aker RGI ASA (Aker). The previous debt agreements had required Legend to pay Holdings 50% of the net cash flow (as defined in the documents) upon the sale of Chapman's Landing. In exchange for releasing Legend from this commitment, Legend agreed to utilize these proceeds to retire certain external debt obligations that had been guaranteed by Aker. The Aker debt guarantees that were retired totaled approximately $42.9 million.

       This restructuring has also provided for an extension of the debt due to Holdings to April 2003, and it adjusted the interest rates to between LIBOR plus 2.5% to Prime plus 2%. Moreover, certain interest and principal repayment provisions were modified, and selected loans were consolidated. Lastly, Holdings made available the $5 million credit facility to fund development, construction and operations.


       INDEMNITY

       Aker RGI ASA, the indirect parent of Holdings, has provided an indemnity, to a maximum of $15,000,000, to the bonding company for development bonds at Southbridge, of which an aggregate total of approximately $9.8 and $5.6 million were outstanding at December 31, 1998 and March 19, 1999, respectively.


       CONSULTING AND OTHER FEES

       Proctor Construction Company (Proctor) has provided all development and construction services at Grand Harbor and Oak Harbor since Legend acquired the projects. Donald C. Proctor is the majority shareholder of Proctor, and an affiliate of Mr. Proctor owned 10 percent of GHPH and OHPH (the corporations that own Grand Harbor and Oak Harbor, see note 2). This exclusive contract is effective through December 31, 1999, with fees equal to the cost of the work, a 7 percent overhead charge and a 5 percent profit fee, half of which is payable to GHPH and OHPH. There can be no assurance that Legend has purchased these services at prevailing market rates.

       Legend paid $100,000 in 1996 to K.L. Associates for consulting services. K.L. Associates is an entity owned by a former officer of Legend.

(7)    INCOME TAXES

       There was no current income tax benefit or expense in 1998, 1997 or 1996, and the deferred tax expense or benefit was offset by changes in the valuation allowance for deferred tax assets.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(7)    CONTINUED

       The approximate tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:

                                                                           1998               1997
       --------------------------------------------------------------------------------------------
       Deferred tax assets:
          Real estate inventory and assets held for sale         $     20,488,000       26,975,000
          Deferred income                                                 270,000          424,000
          Net operating loss carryforwards                             20,324,000        9,185,000
          Organization and loan fees                                      849,000          896,000
          Other                                                           176,000          232,000

       --------------------------------------------------------------------------------------------
       Total gross deferred tax assets                                 42,107,000       37,712,000

       Less valuation allowance                                        40,950,000       37,239,000
       --------------------------------------------------------------------------------------------
       Net deferred tax assets                                          1,157,000          473,000
       --------------------------------------------------------------------------------------------
       Deferred tax liabilities:
          Property and equipment                                          516,000          376,000
          Other                                                           641,000           97,000
       ============================================================================================
       Total gross deferred tax liabilities                             1,157,000          473,000
       --------------------------------------------------------------------------------------------
       Net deferred tax liability                                $              -                -
       ============================================================================================


       The valuation allowance increased by $3,711,000 and $7,907,000 in 1998 and 1997, respectively. Management believes that it is more likely than not that the remaining deferred tax asset balance is not realizable based on estimates of future taxable income and after consideration of available tax planning strategies.

       As of December 31, 1998, Legend has net operating loss carryforwards of approximately $53,500,000 which substantially expire in 2011, 2012 and 2018. This excludes net operating losses of Banyan which, because of certain tax regulations, are not realizable because of the change in ownership. Additionally, certain deductible temporary differences which existed at the time of the merger may be limited under current tax regulations should they be realized during the five years ended December 31, 2001.


(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Legend's financial instruments include cash, restricted cash, receivables, accounts payable, and short-term and long-term borrowings. In general, Legend believes that the fair value of these financial instruments approximates their carrying amounts based upon their short-term nature or upon current market indicators, such as prevailing interest rates available to the Company for similar instruments.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(8)    CONTINUED

       Legend's financial instruments also include restricted investments, consisting of an irrevocable trust fund containing three annuities, established to provide the annual payments required on the note payable to Henry L. Block (see Note 5(c)). The annual distributions from the annuities fully satisfy the interest and principal payments of the note payable. Moreover, these annuities cannot be surrendered and, therefore, have no cash value. Because the restricted investments and the note payable are inextricably linked, the fair value of each is considered to be the carrying amounts reported in the balance sheet.


(9)    CONCENTRATION OF ASSETS

       The majority of Legend's assets are real estate holdings which are subject to possible fluctuating economic conditions. Such fluctuations can have a significant impact on the market values, which in turn could limit the potential recovery of the properties' carrying values.


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

       The following is a summary of stock option activity:

                                                              Option price           Number of shares
                ---------------------------------------------------------------------------------------
                Balance at December 31, 1995                $15.64 to $28.13              20,440

                Granted                                          $11.69                    4,840
                ---------------------------------------------------------------------------------------

                Balance at December 31, 1996                $11.69 to $28.13              25,280

                Granted                                      $4.50 to $7.75                9,300

                Forfeited                                    $4.50 to $28.13             (20,500)
                ---------------------------------------------------------------------------------------

                Balance at December 31, 1997                 $4.50 to $17.19              14,080

                Granted                                             -                        -
                ---------------------------------------------------------------------------------------

                Balance at December 31, 1998                 $4.50 to $17.19              14,080
                =======================================================================================

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


(11)   CONTINUED

       At December 31, 1998, the number of options exercisable was 14,080. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan and therefore no compensation cost has been recognized for the Plan.

       An insignificant amount of compensation cost would have been recorded had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.


(12)   EMPLOYEE BENEFIT PLAN

       The Company sponsors a defined contribution plan that provide employees of the Company an opportunity to accumulate funds for their retirement. Employees are eligible to join the plan if they are at least 21 years of age, have completed one year of service with the Company, and worked a minimum of 1,000 hours. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to the plan were approximately $47,000, $83,000 and $25,000 in 1998, 1997, and 1996, respectively.


(13)   CONTINGENCIES

       LEGAL PROCEEDINGS

       Ashburn Corporate Center

       During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County against Atlantic Research Corporastion (ARC), which was subsequently amended during November 1998. On March 6, 1998 Legend was assigned the rights under an existing contract to purchase approximately 28 acres located in Loudoun County, Virginia (the second Ashburn parcel), which included a $100,000 contract deposit. Although the contract contained a projected closing date, there was no provision stating that time was of the essence. Both parties were sophisticated in real estate transactions and were represented by counsel. Subsequent to the assignment of the contract, ARC attempted to insert new terms and conditions into the contract, including a provision that time is of the essence and a demand for additional consideration. During November 1998, Legend tendered performance under the contract by delivering all necessary papers and approximately $3.6 million to an escrow agent. Under the amended complaint, Legend is seeking specific performance under the real estate sales contract and any other relief the court may offer.

       ARC has answered that the original contract has a clear and unambiguous settlement date of June 23, 1998, that Legend has breached the contract and ARC has no obligation to sell Legend the property, and that ARC is entitled to the $100,000 deposit as partial damages. ARC has also filed a counterclaim contending that ARC has been damaged under the contract breached by Legend and the memorandum of Lis Pendens. ARC claims that ARC has been forced to maintain a valuable piece of property and forego opportunities to sell the property for a greater sum. ARC has requested the Court to deny Legend's claim, declare that Legend has no further rights to the property, order Legend to forfeit the $100,000 deposit, and award ARC $800,000 plus interest and costs as damages.

       Laguna Seca Ranch

       On December 14, 1998, a Legend subsidiary, BMIF Monterey County Corp., filed a complaint against New Cities Development Group, Bates Properties, Inc., New Cities Development Company, Deregt Development, Inc., Rancho Monterey, L.L.C. (collectively New Cities), Old Republic Title Company and

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


       David Bohen (collectively Old Republic) in the United States District Court, Northern District of California, San Jose Division.

       During 1997, Legend sold the Laguna Seca Ranch to New Cities with Legend retaining a house with certain surrounding property known as Lot 40 together with certain access easements to the nearest public right of way. New Cities agreed, as part of the sale, to establish a separate legal parcel for Lot 40 subsequent to the sale. As part of the sale, Legend agreed to cooperate and share equally in certain costs with New Cities in negotiating an agreement concerning water service to the property with California-American Water Company (Cal-Am). Pursuant to this, Legend agreed to post $200,000 in an interest bearing escrow held by Old Republic to pay any necessary amounts due from Legend in consumating an agreement with Cal-Am. An agreement was reached with Cal-Am on March 20, 1998 to provide the water needs, and Legend agreed with New Cities to contribute $60,000 out of the escrow to defray certain costs. On August 28, 1998 Cal-Am withdrew from its commitment. Subsequently, Old Republic released the $200,000 escrow with interest to New Cities.

       Legend is claiming that New Cities breached certain implied covenants in refusing to negotiate and consummate the agreement with Cal-Am, that New Cities failed to establish Lot 40 as a separate parcel, and that Old Republic wrongly released the funds in escrow to New Cities. Legend asked to recover $140,000 plus interest on the escrow, that New Cities convey Lot 40, that New Cities pay approximately $75,000 of costs incurred by Legend for negotiating the agreement with Cal-Am, and other damages. New Cities has not responded to the complaint, whereas Old Republic has denied any wrong doing in releasing the escrow, and has asserted other separate defenses.

       General Legal Matters

       The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.


       (14)   OPERATING SEGMENTS

       Legend's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Legend properties. The club operations consist of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services includes the Royal Palm Convalescent Center which offers skilled nursing care, and the Somerset House Assisted Living Facility.

       The accounting policies for the reportable segments are the same as those described in Note 1. Internal interest is charged at rates similar to those charged on the payables to related parties. Summarized information concerning the reportable segments is presented in the following table.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


                                                                                       Other,
                                       Real            Club          Patient          Corporate
                                      Estate         Operations      Services    and Eliminations (1)    Total
                                      ------         ----------      --------    --------------------    -----
($000 omitted)

1998
Revenues                          $     65,219          5,953          2,601           1,960            75,733
Operating costs and expenses           (61,202)        (9,485)        (3,455)        ( 3,621)          (77,763)
Other income/expenses                   (8,790)        (1,151)          (301)            135           (10,107)
                                 -------------------------------------------------------------------------------
Net income (loss) before
    minority interest             $     (4,773)        (4,683)        (1,155)         (1,526)          (12,137)
                                 ===============================================================================

Total assets                           113,101         13,684         15,523           5,250           147,558
Capital expenditures              $        338            160           (135)            429               792
                                 ===============================================================================

1997
Revenues                          $     43,596          5,345          2,718           3,969            55,628
Operating costs and expenses           (44,916)        (8,499)        (2,736)         (4,096)          (60,247)
Other income / expenses                (10,452)          (711)          (127)          1,150           (10,140)
                                 -------------------------------------------------------------------------------
Net income (loss) before
   minority interest              $    (11,772)        (3,865)          (145)          1,023           (14,759)
                                 ===============================================================================

Total assets                           120,192         14,487         15,622          12,570           162,871
Capital expenditures              $      1,042            958          3,840             457             6,297
                                 ===============================================================================

1996
Revenues                          $     25,446          4,257          2,618           4,302            36,623
Operating costs and expenses           (25,900)        (6,035)        (2,491)           (244)          (34,670)
Other income / expenses                 (4,705)           (49)          (320)            710            (4,364)
                                 -------------------------------------------------------------------------------
Net income (loss) before
    minority interest             $     (5,159)        (1,827)          (193)          4,768            (2,411)
                                 ===============================================================================

Total assets                           153,026         13,671         14,366           3,047           184,110
Capital expenditures              $        988         13,013          1,219               -            15,220
                                 ===============================================================================


       (1) Other includes other segments which were not reportable in 1998. These other segments were not reported in earlier periods since they were disposed of prior to 1998 and it was impractical to report separately.