Form 10-Q
period 1999-03-31
LEGEND PROPERTIES INC
filed 1999-05-17
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO             .
                                         ------------    ------------

                          COMMISSION FILE NUMBER 1-9885
                             LEGEND PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                  36-3465359
         (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



13662 OFFICE PLACE, SUITE 201, WOODBRIDGE, VIRGINIA              22192
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

       Shares of common stock outstanding as of May 10, 1999: 6,290,874.

                               TABLE OF CONTENTS

                                   PART I - FINANCIAL INFORMATION
Item  1.         Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited)
              and December 31, 1998.....................................................    3

              Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 1999 and 1998 (unaudited).................................    4

              Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited).................................    5

              Notes to Condensed Consolidated Financial Statements (unaudited)..........    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risks...............   15

                                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................   16

Item 6.       Exhibits and Reports of Form 8-K..........................................   17

Signatures    ..........................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUBSIDIARY OF RGI HOLDING,INC.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

-------------------------------------------------------------------------------------
                                                             1999             1998
-------------------------------------------------------------------------------------
                              Assets
                              ------
Real estate inventory                                   $  79,419,885      82,873,914
Asset held for sale                                         7,970,682       7,916,175
Cash and cash equivalents                                   4,974,484       4,446,864
Restricted cash and investments                            11,170,644      19,017,860
Accounts and notes receivable                               1,803,112       1,491,267
Property and equipment, net                                23,897,075      24,645,281
Intangible assets, net                                      1,564,471       1,646,542
Other assets, net                                           5,709,216       5,520,388
                                                        -----------------------------
                                                        $ 136,509,569     147,558,291
                                                        =============================

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Notes payable to banks and others                       $  32,864,762      40,722,737
Payables to related parties                                86,622,771      84,744,478
Accounts payable                                            3,278,326       3,033,693
Other notes and liabilities                                12,872,387      14,443,250
                                                        -----------------------------
                                                          135,638,246     142,944,158
                                                        -----------------------------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; 6,311,678 shares issued and
      6,290,874 shares outstanding                             63,117          63,117
   Additional paid-in capital                              44,171,143      44,171,103
   Accumulated deficit                                    (43,241,621)    (39,498,771)
   Treasury stock, 20,804 shares                             (121,316)       (121,316)
                                                        -----------------------------

                     Total stockholders' equity               871,323       4,614,133

-------------------------------------------------------------------------------------
                                                        $ 136,509,569     147,558,291
-------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

---------------------------------------------------------------------------------------
                                                             1999             1998
---------------------------------------------------------------------------------------
Revenues:
   Real estate sales                                      $15,023,361       9,831,141
   Club operations                                          2,188,669       1,799,777
   Patient services                                           694,157         714,032
   Other                                                      746,926         474,691
                                                          ---------------------------
                  Total revenues                           18,653,113      12,819,641
                                                          ---------------------------
Operating costs and expenses:
   Real estate sales                                       10,990,730       5,573,576
   Club operations                                          2,150,668       1,849,856
   Patient services                                           504,724         454,000
   Other                                                      575,243         206,810
   Selling, general and administrative                      5,216,127       4,167,431
   Depreciation and amortization                              446,524         518,896
                                                          ---------------------------
                 Total operating costs
                    and expenses                           19,884,016      12,770,569
                                                          ---------------------------
Operating income (loss)                                    (1,230,903)         49,072
                                                          ---------------------------
Other income (expense):
   Interest income                                            206,835         265,753
   Interest expense, including loan cost
      amortization                                           (840,489)     (1,355,342)
   Interest expense, related party                         (1,878,293)     (1,274,788)
   Other, net                                                       -         351,937
                                                          ---------------------------
                 Net other expense                         (2,511,947)     (2,012,440)
                                                          ---------------------------

Net loss                                                  $(3,742,850)     (1,963,368)
                                                          ===========================
Net loss per share - basic and diluted                    $     (0.59)          (0.31)
                                                          ===========================
Weighted average number of common shares
   outstanding                                              6,290,874       6,290,874
---------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUSIDIARY OF RGI HOLDINGS,INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

---------------------------------------------------------------------------------------
                                                              1999          1998
---------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                          $ (3,742,850)     (1,963,368)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                       547,847         731,015
         Related party interest expense not paid           1,878,293       1,412,075
         Loss on sale of property and equipment                9,063               -
         Change in certain assets and liabilities:
              Decrease (increase) in real estate
                inventory                                  3,399,522      (7,572,677)
              Increase in accounts and notes
                receivable and other assets                 (473,919)       (715,417)
              Decrease in accounts payable and
                other notes and liabilities               (1,326,230)       (788,153)
                                                        ----------------------------
           Net cash provided by (used in)
             operating activities                            291,726      (8,896,525)
                                                        ----------------------------
Cash flows from investing activities:
      Decrease (increase) in restricted cash and
         investments                                       7,847,216        (563,063)
      Proceeds from sale of property and equipment           560,499               -
      Purchase of property and equipment                    (225,543)       (154,905)
                                                        ----------------------------
           Net cash provided by (used in)
             investing activities                          8,182,172        (717,968)
                                                        ----------------------------

Cash flows from financing activities:
      Proceeds from notes payable to bank and
         others                                            4,353,857       8,644,327
      Repayment of notes payable to bank and others      (12,211,832)     (7,163,105)
      Payment of loan fees and other                         (88,303)        (53,504)
                                                        ----------------------------
           Net cash provided by (used in)
             financing activities                         (7,946,278)      1,427,718
                                                        ----------------------------
Net increase (decrease) in cash and cash
   equivalents                                               527,620      (8,186,775)
Cash and cash equivalents at beginning of period           4,446,864      12,732,681
                                                        ----------------------------
Cash and cash equivalents at end of period              $  4,974,484       4,545,906
                                                        ============================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest,
   net of amount capitalized of $270,175 in 1999
   and $397,589 in 1998                                 $    719,158         947,355
---------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1999

1.    BASIS OF PRESENTATION

Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of March 31, 1999, Holdings owns approximately 80% of the outstanding common shares of Legend Properties, Inc.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    ACQUISITION OF REAL ESTATE

On April 19, 1999, Ashburn Front Five LLC, a wholly owned subsidiary of the Company, acquired the second parcel of the Ashburn Corporate Center which comprises nearly 28 acres for an approximate purchase price of $4.3 million. In Management's view, the acquisition of the additional parcel was necessary to facilitate the disposition of the entire Ashburn Corporate Center. The Company is marketing for sale its entire interest in the project and is currently involved in active discussions with potential buyers concerning the sale of the property. Management believes that strong development activity in Northern Virginia has created an opportunity to achieve an acceptable return on the outright sale of the property rather than proceeding with development as originally planned.

3.    CONTINGENCIES

Corporate Relocation

During March 1999, certain employment relationships were severed as part of the corporate relocation to Vero Beach, Florida. The Company has recorded a charge for the base compensation associated with certain contracts, other severance payments and relocation costs of $600,000. Some employment contracts also provide for certain incentive and similar payments which are contingent upon future events and circumstances that are not readily predictable. Accordingly, the Company is unable to make a meaningful estimate of the amount or range of additional compensation costs due, if any, under the agreement.

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County, Virginia against Atlantic Research Corporation (ARC) which was amended in November 1998. Legend was seeking specific performance under a real estate contract and any other relief the court would offer. During the first quarter of 1999, Legend and ARC came to an agreement concerning the real estate contract which resulted in Legend's acquisition of the second Ashburn Corporate Center parcel (see note 2).
As a result, the litigation noted above has been withdrawn and dismissed.

General Legal Matters

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

4.    OPERATING SEGMENTS

The Company's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Company's properties. The club operations segment consists of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services consist of the Royal Palm Convalescent Center which offers skilled nursing care, and the Somerset House which offers assisted living care. Summarized information concerning the reportable segments is presented in the following table.

                                                                          Other,
                                    Real         Club        Patient   Corporate and
       ($000's omitted)            Estate     Operations    Services    Eliminations    Total
----------------------------------------------------------------------------------------------
             1999
Revenues                          $ 15,023       2,189         694           747       18,653
Operating costs and expenses       (13,792)     (2,946)       (881)       (2,265)     (19,884)
Other income/ expenses              (2,172)        (43)        (63)         (233)      (2,511)
                                --------------------------------------------------------------
Net income (loss)                 $   (941)       (800)       (250)       (1,751)      (3,742)
                                ==============================================================

Total assets                      $103,507      13,730      15,773         3,500      136,510
Capital expenditures                    79          22           -           125          226
                                --------------------------------------------------------------

             1998

Revenues                          $  9,831       1,800         714           475       12,820
Operating cost and expenses         (8,620)     (2,340)       (837)         (974)     (12,771)
Other income/expenses               (2,327)       (255)        (67)          637       (2,012)
                                --------------------------------------------------------------
Net income (loss)                 $ (1,116)       (795)       (190)          138       (1,963)
                                ==============================================================
Total assets (as of
  December 31, 1998)              $113,101      13,684      15,523         5,250      147,558
Capital expenditure's                   34          90        (135)          166          155
----------------------------------------------------------------------------------------------

5.    DEBT OBLIGATIONS

As of March 31, 1999, the Company's debt obligations totaled $119,487,533 of which $18,469,419 matures by December 31, 1999 and an additional $4,055,728 by December 31, 2000. The Company has substantial debt repayments in 1999 under existing financing and requires additional financing to advance its business objectives. As of March 31, 1999, the Company had $4,974,484 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during the remainder of 1999 from the potential net proceeds from the sale of Ashburn that was discussed earlier, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above sources, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings.

There can be no assurance that the Company will be able to obtain the necessary construction and development financing to implement its objective or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary financing or capital when needed, the plans for its projects will likely be materially revised which would have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc., formerly known as Banyan Mortgage Investment Fund (the Company or Legend), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan) with RGI U.S. Holdings, Inc. (RGI/US), a wholly owned subsidiary of RGI Holdings, Inc. (Holdings). As of March 31, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company.

The Company's strategy is to realize and enhance the market potential of its core assets. The Company currently controls more than 2,800 acres of land in a master planned community (Southbridge), a residential golf community (Grand Harbor), a retirement community (Oak Harbor), and a commercial business park development (Ashburn Corporate Center).

Grand Harbor, including the Grand Harbor Golf and Beach Club, is a 772-acre residential golf community located in Vero Beach, Florida. Oak Harbor, including the Oak Harbor Club, Royal Palm Convalescent Center and Sommerset House, is a 116-acre retirement community also located in Vero Beach, Florida. The Royal Palm Convalescent Center and Sommerset House are skilled nursing care and assisted living facilities. Southbridge is a 2,685-acre master planned development located in Prince William County, Virginia. The Ashburn Corporate Center (Ashburn) is a 116-acre commercial business park development located in Loudoun County, Virginia planned for office and flex/tech uses.

The Company is currently focused on continuing the development of infrastructure, amenities and residential units at Grand Harbor and Oak Harbor consistent with approved zoning and development plans. At Southbridge, the Company intends to develop and sell land parcels. The Company's ability to achieve these objectives is dependent on, among other things, securing short-term and long-term financing related to the development on acceptable terms.

On April 19, 1999, Ashburn Front Five LLC, a wholly owned subsidiary of the Company, acquired the second parcel of the Ashburn Corporate Center which comprises nearly 28 acres for an approximate purchase price of $4.3 million. In Management's view, the acquisition of the additional parcel was necessary to facilitate the disposition of the entire Ashburn Corporate Center. The Company is marketing for sale its entire interest in the project and is currently involved in active discussions with potential buyers concerning the sale of the property. Management believes that strong development activity in Northern Virginia has created an opportunity to achieve an acceptable return on the outright sale of the property rather than proceeding with development as originally planned.

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. For a discussion of the factors affecting the Company's business plan, see the Company's 1998 Annual Report on Form 10-K "Management's Discussion and Analysis - Factors Affecting Legend's Business Plan." Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowings, loans from Holdings and affiliated entities, to fund its construction and development activities, and ongoing operating expenses. The deferral of interest due to Holdings pursuant to the terms of the loan agreements has also assisted in allowing the Company to maintain and preserve its liquidity and capital resources.

During the remainder of 1999, the Company contemplates continued expenditures for development and construction activities at Grand Harbor, Oak Harbor and Southbridge. For Grand Harbor and Oak Harbor, the Company anticipates utilizing or renewing existing construction lines for the majority of the construction financing and securing additional construction lines from existing external lenders for the remainder. Existing construction lines are typically renewed after the bank's review of the loan and the payment of extension fees. At Southbridge, the Company must arrange for development financing.

During the first quarter 1999, the Company utilized existing cash and cash equivalents and third party borrowings to fund its development, construction and operating activities.

As of March 31, 1999, the Company's debt obligations totaled $119,487,533 of which $18,469,419 matures by December 31, 1999 and an additional $4,055,728 by December 31, 2000.

As noted above, the Company has substantial debt repayments in 1999 under existing financings and requires additional financing to advance its business plan. As of March 31, 1999 the Company had $4,974,484 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during the remainder of 1999 from the potential net proceeds from the sale of Ashburn that was discussed earlier, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above sources, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings.

For future construction and development activities, the Company anticipates utilizing existing or additional construction lines as noted above.

There can be no assurance that the Company will be able to obtain the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See the Company's 1998 Annual Report on Form 10-K "Factors Affecting Legend's Business Plan".

 For each of Legend's projects, cash flow generated from operations can differ substantially from reported earnings, depending on the status of the development cycle. At the Southbridge, which is in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, processing zoning and other regulatory approvals, construction of amenities, sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures is capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since expenses include charges for substantial amounts previously capitalized.

Quarter Ended March 31, 1999

The Company had cash and cash equivalents of $4,974,484 and $4,446,864 at March 31, 1999 and December 31, 1998, respectively. The increase during the first quarter of 1999 is attributable to cash provided by operating and investing activities of $291,726 and $8,182,172, respectively, offset by $7,946,278 in cash used in financing activities.

Cash Flows from Operating Activities: For the quarter ended March 31, 1999, Legend's operating activities generated cash of $291,726.

Cash provided by operating activities for the quarter ended March 31, 1999 was primarily due to the following:

- Depreciation and amortization of $547,847 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

- Related party interest expense of $1,878,293 that was not paid pursuant to the terms of the loan agreements.

- A decrease in real estate inventory of $3,399,522 caused primarily by the sale of 23 units at Grand Harbor, 9 units at Oak Harbor, and 40 residential lots at Southbridge. These sales reduced inventory by $10,990,730. This reduction was offset by additional costs for construction and development of $7,591,208 as construction of residential units continued at Grand Harbor and Oak Harbor. Moreover, development activities continued at Southbridge so that finished lots will be available during 1999 and beyond to satisfy existing contracts.

Partially offset by the following:

- Net losses of $3,742,850 due to substantial interest expenses, corporate overhead and operating losses at Oak Harbor, Southbridge, and Ashburn, offset by an operating profit at Grand Harbor. Oak Harbor and Southbridge are in the initial phases of sales operations, while Ashburn incurred certain costs associated with holding the property during the period it has been held for sale without any compensating revenues. Grand Harbor's operating profits have resulted from the timing of unit closing which are traditionally higher during the first quarter and better than expected sales results.

- An increase in accounts and notes receivable and other assets of $473,919 and a decrease in accounts payable and other notes and liabilities of $1,326,230 for the first quarter of 1999. Fluctuations in these accounts are generally due to the timing of the payments or collections related to certain assets and liabilities, including trade accounts payable, advances from customers, prepaid expenses, and accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of closings, and construction and development activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual.

Cash Flows from Investing Activities: For the quarter ended March 31, 1999, the Company generated cash flow from investing activities of $8,182,172. During the first quarter of 1999, certain deposits that were held as collateral against a bank loan were released and used to pay down that debt pursuant to a renegotiated loan agreement. Moreover, customer deposits declined as a result of sales activity which, when combined with the release of the deposit, caused a decline in restricted cash and investments of $7,847,216. The Company also sold a corporate housing unit for $560,499. All of this was offset by the purchase of $225,543 of property and equipment.

Cash Flows from Financing Activities: The Company used $7,946,278 in cash for financing activities during the first quarter of 1999. A total of $4,353,857 was borrowed from third-party lenders which was used primarily to fund certain construction and development costs as Grand Harbor and Oak Harbor. A substantial portion of the debt repayments of $12,211,832 made during the first quarter of 1999 relate to the loan payment made from the release of the deposit that was discussed previously. The remainder resulted from the sale of residential units and club memberships at Grand Harbor and Oak Harbor.

Quarter Ended March 31, 1998

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

Cash utilized in operations in the quarter ended March 31, 1998 was primarily due to the following:

- Net losses of $1,963,368, due primarily to operating losses at the Oak Harbor, Southbridge and Chapmans's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are partially offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated, while Southbridge experienced delays in lot development due to an extremely wet winter in the Washington D.C. area, and closed on only 8 lots in the quarter ended March 31, 1998. Due to delays in obtaining the final permits and the ongoing negotiations with the State of Maryland, the Company had only commenced limited development at Chapman's Landing, but continued to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale of 16 residential units.

- An increase in accounts and notes receivable and other assets of $715,417 and decrease in accounts payable and other liabilities of $788,153 during the three months ended March 31, 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payable, advances from customers, prepaid expenses, and the collection of accounts and notes receivable. The fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

- An increase in real estate inventory of $7,572,677. The primary reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity. In addition, construction of residential units continued at Grand Harbor and Oak Harbor. Development activities continued at Southbridge in order to develop finished lots for expected deliveries under existing contracts, however the construction activity was slower than expected mainly because of the extremely wet winter in the area. In total these construction, development and land acquisition activities totaled $13,146,253. This was offset by sales of 16 and 4 units at Grand Harbor and Oak Harbor, respectively, 8 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These sales reduced inventory by $5,573,576.

Partially offset by the following:

- Related party interest expense of $1,412,075 was not paid during the quarter ended March 31, 1998 pursuant to the terms of the loan agreements.

- Depreciation and amortization expense of $731,015 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs.

Cash Flows from Investing Activities: For the quarter ended March 31, 1998, Legend utilized cash flow in investing activities of $717,968. The amount of cash utilized in investing activities increased mainly due to an increase in customer deposit and other restricted cash at Grand Harbor and Oak Harbor, and establishing a cash escrow for the Ashburn project. In addition property and equipment was purchased for a total of $154,905.

Cash Flows from Financing Activities: For the quarter ended March 31, 1998, Legend generated net cash from financing activities in the amount of $1,427,718. The Company borrowed an additional $8,644,327 from external parties. The borrowings at Ashburn was used to finance the first takedown of land acquisition described above, while the borrowings at Grand Harbor and Oak Harbor was used primarily to fund certain construction and development costs. Repayments on external debt totaled $7,163,105. The repayments were made primarily from funds generated through sales of residential units and club memberships and from using the cash available at December 31, 1997.

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 1999, are composed of the consolidated revenues and expenses of Southbridge, Grand Harbor, Oak Harbor and Ashburn, whereas the results of operations for the three months ended March 31, 1998 are composed of the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, and Ashburn. Chapman's Landing (a 2,227-acre parcel in Charles County, Maryland) was sold during October 1998, while the first Ashburn parcel was acquired during March 1998.

Total revenues for the three months ended March 31, 1999 and 1998 were $18,653,113 and $12,819,641, respectively. Increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge primarily caused the growth in revenues.

Real estate sales increased $5,192,220 for the three months ended March 31, 1999 as compared to March 31, 1998. Grand Harbor sold 23 units at an approximate average sales price of $425,000 during the first quarter of 1999, while 16 units were sold during the corresponding period of 1998 at an approximate average of $390,000. This was caused by improved marketing strategies, which include increased advertising and promotion, and the health of the US economy. Similar causes lead to Oak Harbor's sale of 9 units at an approximate average sales price of $320,000 during the three months ended March 31, 1999 versus 4 units at an approximate average of $350,000 during the corresponding 1998 period. Sales prices range from $165,000 to $1,100,000 at Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period. The 1998 results also include the sale of a 20-acre raw land parcel at Grand Harbor while 1999 does not include a comparable item.

The Company sold 40 Southbridge lots at an average sales price of approximately $44,000 during the first quarter of 1999 as compared to 8 lots at an approximate average of $38,000 for the corresponding period of 1998. This increase reflects a more active marketing strategy, the strength of the US economy, and enhanced lot deliveries, which had been reduced during the first quarter of 1998 because of extremely wet weather.

Also contributing to the growth in revenues was the increase in club operations. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the first quarter of 1998 and 1999.

A growth in real estate sales expense was primarily responsible for the increase in operating costs and expenses between the three months ended March 31, 1999 and 1998. This change corresponds chiefly to the increase in sales discussed earlier.

Gross margin as a percentage of real estate sales was 43% (32% excluding the sale of the 20 acre parcel of raw land at Grand Harbor) for the first quarter of 1998, compared to 27% for the comparable period in 1999. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type of product sold. Changes in the mix of product types sold accounts for the decline in the grose margin, excluding the 20 acre parcel, between 1998 and 1999.

Club operations costs and expenses grew $300,812 between the first quarter of 1998 and 1999. This increase is chiefly due to the rise in club operations that was discussed earlier. The Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to spur real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

An increase in selling, general and administrative expenses between the first quarter of 1998 and 1999 also contributed to the rise in operating costs and expenses. A growth in marketing costs, which accompanied the improved marketing strategies that were previously discussed, certain payroll incentive and $600,000 in severance costs were the chief cause of this increase. Also contributing to this was the cost of holding Ashburn during the period it has been held for sale. These increases were offset by the decline between the first quarter of 1998 and 1999 in operating costs for Chapman's Landing, which was sold during 1998.

Total other expense increased primarily as a result of an increase in related party interest expense and a decline in other net income between the first quarter of 1998 and 1999. The 1998 other net income includes certain amounts received from liquidating trusts whereas 1999 does not have a comparable item. The increase in related party interest expense between the first quarter of 1998 and 1999 is due to higher outstanding payable balances as a result of additional advances during the second half of 1998 and the capitalization of unpaid interest into the loans at December 31, 1998. Interest expense declined because of a net reduction in external indebtedness that was caused by significant loan payments made out of the proceeds from the previously discussed sale of Chapman's Landing and sales of units at Grand Harbor and Oak Harbor, which was offset by the borrowings related to acquiring Ashburn.

The combination of the above changes resulted in a net loss of $3,742,850 ($0.59 per share) for the three months ended March 31, 1999, as compared to a net loss of $$1,963,386 ($0.31 per share) for the three months ended March 31, 1998.

YEAR 2000 UPDATE

The Company is continuing to advance its program to address the issue of computer programs and embedded computer chips that are unable to distinguish between the year 1900 and 2000. The problems arise from computer software and hardware that fail to distinguish dates in the "2000's" from dates in the "1900's", because historically computers and software have used only two digits to identify the year in a date. The Company has identified all of the assets that may be affected by this problem, and is completing its assessment of these assets which include business computers and related software, building mechanical systems, and certain equipment. Most of the major or significant computer systems, mechanical systems, and equipment have been assessed by inquiries with the related vendor or testing of the systems. The assessment of the remaining major systems is nearing completion and should be completed during the second quarter of 1999. The majority of the systems which have been assessed have been found to be compliant. The Company is progressing with its program to replace the few non-compliant systems found by its assessment. It has actively sought quotes for purchasing new systems or has performed similar tasks, and is near to completing this process. The estimated cost of modifications to become "Year 2000" compliant is not expected to exceed $150,000, and should be completed during the third quarter or 1999.

The nature of the Company's business minimizes its exposure to the "Year 2000" problem. Nevertheless, it is possible during the final assessment and the implementation phase that other significant risks could be identified. Contingency plans are beginning to be developed to address various possible interruptions, which include the failure of accounting and related information systems including point of sales systems, building mechanical devises, and equipment. To date, the Company has identified and is replacing all systems that could present a material risk of not being "Year 2000" ready. However it is possible that unforeseen business interruptions could have a material adverse effect on financial conditions and results of operations. Moreover, if any third parties that provide important goods or services to the Company fail to appropriately address their "Year 2000" issues, there could be a material adverse effect on the Company's financial conditions and results of operations.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks associated with interest changes on the debt used to fund its construction, development, and operating activities. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. The Company uses a mixture of fixed rate debt, interest rate swap agreements, and offsetting financial instruments such as annuity contracts to mitigate this risk. The Company does not enter into other derivative financial instruments for speculative purposes.

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at March 31, 1999.

                                                                 There         Fair
    (000,000's omitted)      2000    2001   2002   2003   2004  -after  Total  Value
-------------------------------------------------------------------------------------
Fixed rate debt                9.3    0.4    0.4    0.4    0.4    2.8    13.7   13.7
Average interest rate        12.3%   6.3%   6.3%   6.3%   6.3%   6.3%       -      -

Variable rate LIBOR debt       0.1    0.2    0.2    0.2   34.4      -    35.1   35.1
Average interest rate         7.6%   7.6%   7.6%   7.6%   7.6%      -       -      -

Variable rate prime debt       9.4    0.8      -      -   53.1      -    63.3   63.3
Average interest rate         9.4%   9.6%   9.6%   9.6%   9.6%      -       -      -

Variable rate bank cost of
  funds debt                   0.8    2.1    2.6    1.9      -      -     7.4    7.4
Average interest rate         7.6%   7.6%   7.6%   7.6%      -      -       -      -

The table only incorporates those exposures that exist as of March 31, 1999, and it does not consider those exposures or positions which could arise after that date. As a result the Company's gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 1999, the Company's hedging strategy during that period and interest rates.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County, Virginia against Atlantic Research Corporation (ARC) which was subsequently amended in November 1998. Legend was seeking specific performance under a real estate contract and any other relief the court would offer. During the first quarter of 1999, Legend and ARC came to an agreement concerning the real estate sales contract which resulted in Legend's acquisition of the second Ashburn Corporate Center parcel that was discussed previously. As a result, the litigation noted above has been settled and dismissed.

General Legal Matters

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

EXHIBIT NO.
-----------
3.1     Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2     Bylaws of Registrant, as amended and restated as of July 1, 1996. (2)

10.1    Edward F. Podboy's Employment Contract dated _________,1998 (3)

10.2    Credit Agreements, Notes and Warrants between Registrant and Morgens
        Waterfall, Vintiadis & Co, Inc.(4)

10.3    Loan Modification Agreement, dated as May 20, 1996, by and between
        Registrant and RGI Holdings, Inc. (SoGen Loan) (5)

10.4    Loan Modification Agreement, dated as of May 21, 1996, by and between
        Registrant and RGI Holdings, Inc. (Morgens Loan) (5)

10.5 Registration Rights Agreement, dated as of May 21,1996, by and between Registrant and RGI Holdings,Inc. (5)

10.6    Second Stipulation and Agreement of Settlement, signed September 17, 1997,
        In Re: Banyan Mortgage Investment Fund Shareholders Litigation.(6)

27.1    Financial Data Schedule

99.1    Form  of Director Stock Option Agreements dated July 1, 1993, July 24,1994 and
        July 7, 1995.(7)

99.2    Form of Executive Stock Option Agreements dated July 1, 1993, January 12,
        1994 and February 8, 1995.(7)

---------

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

(4) Incorporated by reference to Exhibits 10(a) through 10(n) to the Registrant's Report on Form 10-k for the year ended December 31, 1994.

(5)     Incorporated by reference to the Registrant's Report on Form 8-K dated May
        20, 1996.

(6) Incorporated by reference to the Registrant's Report on Form 10-K for the quarter ended September 30, 1997.

(7) Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

        (b)   Reports on Form 8-K:

        No reports were filed on Form 8-K during the quarter ended March 31, 1999

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1999                    LEGEND PROPERTIES, INC.

                                       By: /s/ PETER J. HENN
                                          --------------------------------
                                             Peter J. Henn, President,
                                             Chief Executive Officer




                                       By: /s/ ROBERT B. CAVOTO
                                          --------------------------------
                                                Robert B. Cavoto
                                             Chief Financial Officer