Form 10-Q
period 1999-06-30
LEGEND PROPERTIES INC
filed 1999-08-23
CIK 822829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 1-9885
                            LEGEND PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                              36-3465359
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


3755 7TH TERRACE, SUITE 301, VERO BEACH, FLORIDA                     32960
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (561) 778-0180

                                ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]. NO [ ].

         Shares of common stock outstanding as of August 13 , 1999:  6,290,874.

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and
             December 31, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Condensed Consolidated Statements of Operations for the Three Months
             Ended June 30, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . .  4

             Condensed Consolidated Statements of Operations for the Six Months
             Ended June 30, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . .  5


             Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . .  6

             Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . .  7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 3       Quantitative and Qualitative Disclosures about Market Risks  . . . . . . . . . . .   19

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

Item 6.      Exhibits and Reports of Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   21

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUBSIDIARY OF RGI HOLDING,INC.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                   1999          1998
----------------------------------------------------------------------------------------------------------
                                  Assets
                                  ------

 Real estate inventory                                                      $  78,727,150      82,873,914
 Asset held for sale                                                           12,351,376       7,916,175
 Cash and cash equivalents                                                      1,306,353       4,446,864
 Restricted cash and investments                                               11,958,012      19,017,860
 Accounts and notes receivable                                                  1,617,052       1,491,267
 Property and equipment, net                                                   23,662,553      24,645,281
 Intangible assets, net                                                         1,522,133       1,646,542
 Other assets, net                                                              1,716,512       5,520,388
                                                                             -----------------------------
                                                                            $ 132,861,141     147,558,291
                                                                             -----------------------------

                   Liabilities and Stockholders' Equity (Deficit)
                   ----------------------------------------------

 Notes payable to banks and others                                          $  29,969,584      40,722,737
 Payables to related parties                                                   89,954,864      84,744,478
 Accounts payable                                                               2,586,452       3,033,693
 Other notes and liabilities                                                   13,225,752      14,443,250
                                                                             -----------------------------
                                                                              135,736,652     142,944,158
                                                                             -----------------------------



 Stockholders' equity (deficit):
     Common stock, $.01 par value.  Authorized 10,000,000 shares;
         6,311,678 shares issued and 6,290,874 shares outstanding                  63,117          63,117
     Additional paid-in capital                                                44,171,143      44,171,103
     Accumulated deficit                                                      (46,988,455)    (39,498,771)
     Treasury stock, 20,804 shares                                               (121,316)       (121,316)
                                                                             -----------------------------
                              Total stockholders' equity (deficit)             (2,875,511)      4,614,133

-----------------------------------------------------------------------------------------------------------
                                                                            $ 132,861,141     147,558,291
-----------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
                                                                                    1999           1998
--------------------------------------------------------------------------------------------------------------
  Revenues:
    Real estate sales                                                       $      9,827,051      8,983,230
    Club operations                                                                1,764,560      1,421,717
    Patient services                                                                 727,056        605,843
    Other                                                                            689,396        751,843
                                                                             ---------------------------------
                         Total revenues                                           13,008,063     11,762,633
                                                                             ---------------------------------

  Operating costs and expenses:
    Real estate sales                                                              7,112,070      6,752,770
    Club operations                                                                1,960,528      1,673,209
    Patient services                                                                 518,418        419,981
    Other                                                                            748,215        278,129
    Selling, general and administrative                                            3,529,437      3,371,153
    Depreciation and amortization                                                    450,717        539,938
                                                                             ---------------------------------
                        Total operating costs and expenses                        14,319,385     13,035,180
                                                                             ---------------------------------
  Operating loss                                                                  (1,303,322)    (1,272,547)
                                                                             ---------------------------------

  Other income (expense):
    Interest income                                                                  116,960        198,681
    Interest expense, including loan cost amortization                              (638,135)    (1,185,481)
    Interest expense, related party                                               (1,914,336)    (1,192,931)
    Other, net                                                                             -         25,000
                                                                             ---------------------------------
                        Net other expense                                         (2,435,511)    (2,154,731)
                                                                             ---------------------------------
  Net loss                                                                  $     (3,746,833)    (3,427,278)
                                                                             ---------------------------------
  Net loss per share - basic and diluted                                    $          (0.60)         (0.54)
                                                                             ---------------------------------
  Weighted average number of common shares outstanding                             6,290,874      6,290,874
--------------------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------------------
                                                                                    1999           1998
-------------------------------------------------------------------------------------------------------------
  Revenues:
    Real estate sales                                                       $     24,850,412     18,814,371
    Club operations                                                                3,953,229      3,235,964
    Patient services                                                               1,421,213      1,319,875
    Other                                                                          1,436,322      1,212,064
                                                                              -------------------------------
                         Total revenues                                           31,661,176     24,582,274
                                                                              -------------------------------


  Operating costs and expenses:
    Real estate sales                                                             18,102,800     12,367,446
    Club operations                                                                4,111,196      3,481,965
    Patient services                                                               1,023,142        873,981
    Other                                                                          1,323,458        484,939
    Selling, general and administrative                                            8,745,564      7,538,584
    Depreciation and amortization                                                    897,241      1,058,834
                                                                              -------------------------------
                        Total operating costs and expenses                        34,203,401     25,805,749
                                                                              -------------------------------
  Operating loss                                                                  (2,542,225)    (1,223,475)
                                                                              -------------------------------
  Other income (expense):
    Interest income                                                                  323,795        464,434
    Interest expense, including loan cost amortization                            (1,478,624)    (2,540,823)
    Interest expense, related party                                               (3,792,629)    (2,467,719)
    Other, net                                                                             -        376,937
                                                                              -------------------------------
                        Net other expense                                         (4,947,458)    (4,167,171)
                                                                              -------------------------------

  Net loss                                                                  $     (7,489,683)    (5,390,646)
                                                                              -------------------------------
  Net loss per share - basic and diluted                                    $          (1.19)         (0.86)
                                                                              -------------------------------
  Weighted average number of common shares outstanding                             6,290,874       6,290,874
                                                                              -------------------------------
--------------------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUSIDIARY OF RGI HOLDINGS,INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                       1999               1998
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
         Net loss                                                            $          (7,489,683)        (5,390,646)
         Adjustments to reconcile net loss to net cash used in
             operating activities:
               Depreciation and amortization                                             1,032,609          1,352,109
               Related party interest expense not paid                                   3,708,602          2,839,514
               Loss on sale of property and equipment                                            -                  -
               Change in certain assets and liabilities:
                    Increase in real estate inventory and
                       assets held for sale                                               (288,437)        (8,533,411)
                    Decrease (increase) in accounts and notes
                       receivable and other assets                                       3,670,863            (69,214)
                    Decrease in accounts payable and other notes and
                       liabilities                                                      (1,664,739)          (131,456)
                                                                                ---------------------------------------
                Net cash used in operating activities                                   (1,030,785)        (9,933,104)
                                                                                ---------------------------------------
 Cash flows from investing activities:
         Decrease (increase) in restricted cash and investments                          7,059,848         (1,648,907)
         Proceeds from sale of property and equipment                                      560,499                  -
         Purchase of property and equipment                                               (390,339)          (259,704)
                                                                                ---------------------------------------
                Net cash provided by (used in) investing activities                      7,230,008         (1,908,611)
                                                                                ---------------------------------------
 Cash flows from financing activities:
         Proceeds from notes payable to bank and others                                  8,430,196         12,129,886
         Repayment of notes payable to bank and others                                 (19,183,348)       (12,342,689)
         Proceeds from loans from related parties                                        3,750,000                  -
         Repayment of loans from related parties                                        (2,248,279)                 -
         Payment of loan fees and other                                                    (88,303)           (56,106)
                                                                                ---------------------------------------
                    Net cash used in financing activities                               (9,339,734)          (268,909)
                                                                                ---------------------------------------
 Net decrease in cash and cash equivalents                                              (3,140,511)       (12,110,624)
 Cash and cash equivalents at beginning of period                                        4,446,864         12,732,681
                                                                                ---------------------------------------
 Cash and cash equivalents at end of period                                  $           1,306,353            622,057
                                                                                ---------------------------------------

 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest,
     net of amount capitalized of $502,579 in 1999
     and $1,013,027 in 1998                                                  $          1,247,636           1,734,478
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


1.       BASIS OF PRESENTATION

Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of June 30, 1999, Holdings owns approximately 80% of the outstanding common shares of Legend Properties, Inc.

The condensed consolidated financial statements include the accounts of Legend and its subsidiaries . In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10- K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.


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

In April 1999, the Company executed a contract for the sale of the entire project to an unrelated third party. In accordance with the contract, the purchaser deposited a $100,000 non-refundable deposit into escrow. Subsequently, the purchaser was unwilling to move forward with the closing so in June, 1999 the Company, in accordance with the contract, terminated the contract and received the $100,000 deposit. The deposit was recorded as other income in the Company's financial statements. The Company subsequently executed a contract for sale of the property to a unrelated third party which is expected to close in the 3rd quarter of 1999.


3.       NOTES PAYABLE TO BANKS AND OTHERS

As of June 30, 1999, the Company's debt obligations totaled $119,924,448 of which $17,701,041 matures by December 31, 1999 and an additional $3,675,738 by December 31, 2000. Of these maturities, $3,793,672 and $0 relate to payables to Holdings for 1999 and 2000, respectively. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of June 30, 1999, the Company had $1,306,353 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during the remainder of 1999 by utilizing the net proceeds from the potential sale of Ashburn that was discussed in Note 2, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations.
If sufficient funds are not available from the above sources, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, $1.25 million under a $5 million credit facility from Holdings.

There can be no assurance that the Company will be able to sell Ashburn and obtain the necessary construction and development financing to satisfy the Company's liquidity needs and implement its business plan. If the Company is unable to secure the necessary financing or capital when needed, the plans for its projects will likely be materially revised which would have a material adverse effect on the Company's financial condition and results of operations.


4.       RELATED PARTY TRANSACTIONS

On May 18, 1999 the Company borrowed $3,750,000 under the $5 million credit facility with Holdings. The advance is secured by certain real estate inventory and property and bears interest at the prime rate plus 2 percent. Principal and accrued interest are due the earlier of September 30, 1999 or the disposition of Ashburn.

Funds from the $3,750,000 advance were used to repay a $2,248,279 unsecured note payable to Holdings which matured on June 1, 1999 and to repay a portion of a $2,950,000 note payable to an unrelated third party.

5.    CONTINGENCIES

Corporate Relocation and Management Restructuring

As part of the corporate relocation to Vero Beach, Florida and a restructuring of the corporate and project management, certain employment relationships were terminated. The Company has recorded a charge for the base compensation associated with certain contracts, other severance payments, and relocation costs of $850,000. Some employment contracts also provide for certain incentive and similar payments which are contingent upon future events and circumstances that are not readily predictable. Accordingly, the Company is unable to make a meaningful estimate of the amount or range of additional compensation costs due, if any, under the agreement.

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

6.       OPERATING SEGMENTS

The Company's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Company's properties. The club operations segment consists of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services consist of the Royal Palm Convalescent Center which offers skilled nursing care, and Somerset House which offers assisted living care. Summarized information concerning the reportable segments for the six and three months ended June 30, 1999 and 1998, is presented in the following table.

Six Months Ended June 30, 1999

                                                                                                              Other,
                                                                     Real       Club       Patient         Corporate and
                         ($000's omitted)                           Estate   Operations    Services         Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                               1999
Revenues                                                 $          24,850        3,953       1,421              1,437      31,661
Operating costs and expenses                                       (23,046)      (5,294)     (1,751)            (3,819)    (33,910)
Other income/ expenses                                              (4,322)         (61)       (148)              (416)     (4,947)
                                                            ------------------------------------------------------------------------
Net income (loss)                                        $          (2,518)      (1,402)       (478)            (2,798)     (7,196)
                                                            ------------------------------------------------------------------------

                               1998

Revenues                                                 $          18,814        3,236       1,320              1,212      24,582
Operating cost and expenses                                        (18,563)      (4,013)     (1,257)            (1,973)    (25,806)
Other income/expenses                                               (3,203)        (255)        (67)              (642)     (4,167)
                                                            ------------------------------------------------------------------------
Net income (loss)                                        $          (2,952)      (1,032)         (4)            (1,403)     (5,391)
                                                            ------------------------------------------------------------------------

Three Months Ended June 30, 1999
                                                                                                              Other,
                                                                     Real       Club       Patient         Corporate and
                         ($000's omitted)                           Estate   Operations    Services         Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                  1999

 Revenues                                                $           9,827        1,764         727                690      13,008
 Operating costs and expenses                                       (9,254)      (2,348)       (870)            (1,554)    (14,026)
 Other income/ expenses                                             (2,150)         (18)        (85)              (183)     (2,436)
                                                            ------------------------------------------------------------------------
 Net income (loss)                                       $          (1,577)        (602)       (228)            (1,047)     (3,454)
                                                            ------------------------------------------------------------------------

                  1998

 Revenues
 Operating cost and expenses                             $           8,983        1,436         606                737      11,762
 Other income/expenses                                              (9,943)      (1,673)       (420)              (999)    (13,035)
 Net income (loss)                                                    (876)           -           -             (1,279)     (2,155)
                                                            ------------------------------------------------------------------------
                                                                    (1,836)        (237)       (186)            (1,541)     (3,428)
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc., formerly known as Banyan Mortgage Ivestment Fund (the Company or Legend), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan Mortgage Investment Fund (Banyan ) with RGI U.S. Holdings, Inc. (RGI/US), a wholly owned subsidiary of RGI Holdings, Inc. (Holdings). As of June 30, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company.

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

In April 1999, the Company executed a contract for the sale of the entire project to an unrelated third party. In accordance with the contract, the purchaser deposited a $100,000 non-refundable deposit into escrow. Subsequently, the purchaser was unwilling to move forward with the closing so in June, 1999 the Company, in accordance with the contract, terminated the contract and received the $100,000 deposit. The deposit was recorded as other income in the Company's financial statements. The Company subsequently executed a contract for sale of the property to a unrelated third party which is expected to close in the 3rd quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowings, loans from Holdings and affiliated entities, to fund its construction and development activities, and ongoing operating expenses. The deferral of interest due to Holdings pursuant to the terms of the loan agreements has also assisted in allowing the Company to maintain and preserve its liquidity and capital resources

During the remainder of 1999, the Company contemplates continued expenditures for development and construction activities at Grand Harbor, Oak Harbor and Southbridge. For Grand Harbor and Oak Harbor, the Company anticipates utilizing or renewing existing construction lines for the majority of the construction financing and securing additional construction lines from existing external lenders for the remainder. Existing construction lines are typically renewed after the bank's review of the loan and the payment of extension fees. At Southbridge, the Company must arrange for development financing.

During the six months ended June 30, 1999 the Company utilized existing cash and cash equivalents and third party borrowings to fund its development, construction and operating activities. In addition, the Company borrowed $3.75 million from Holdings which was utilized to repay the $2,248,279 unsecured note payable owed to Holdings and to repay a portion of a $2,950,000 note payable owed to an unrelated third party.

As of June 30, 1999, the Company's debt obligations totaled $119,924,448 of which $17,701,041 matures by December 31, 1999 and an additional $3,675,738 by December 31, 2000. Of these maturities, $3,793,672 and $0 relate to payables to Holdings for 1999 and 2000, respectively. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of June 30, 1999 the Company had $1,306,353 of cash and cash equivalents, which will not be sufficient to fund these obligations. The Company anticipates meeting its existing debt obligations during the remainder of 1999 by utilizing the net proceeds from the potential sale of Ashburn that was discussed earlier, the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above sources, the Company anticipates refinancing certain land acquisition financing and delaying certain quarterly interest payments as allowed under the debt agreements. The Company also has available, if needed, $1.25 million under a $5 million credit facility from Holdings.

For future construction and development activities, the Company anticipates utilizing existing or additional construction lines as noted above.

There can be no assurance that the Company will be able to sell Ashburn and obtain the necessary construction and development financing to satisfy the Company's liquidity needs and implement its business plan. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See the Company's 1998 Annual Report on Form 10-K "Factors Affecting Legend's Business Plan".

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

Six Months Ended June 30, 1999

The Company had cash and cash equivalents of $1,306,353 and $4,446,864 at June 30, 1999 and December 31, 1998, respectively. The decrease during the six month ended June 30, 1999 is attributable to $1,030,785 and $9,339,734 in cash being used in operating and financing activities, respectively, which was partially offset by cash provided by investing activities of $7,230,008.

Cash Flows from Operating Activities: For the six month ended June 30, 1999, the Company utilized cash flow from operating activities of $1,030,785, primarily due to the following:

- Net losses of $7,489,683 due to substantial interest expenses, corporate overhead, including severance costs of $850,000 and operating losses at Oak Harbor, Southbridge, and Ashburn, offset by an operating profit at Grand Harbor. Ashburn incurred certain costs associated with holding the property during the period it has been held for sale without any compensating revenues. Grand Harbor's operating profits have resulted from the timing of unit closing which are traditionally higher during the first half and better than expected sales results.

- A slight increase in real estate inventory and assets held for sale of $288,437 primarily due to the acquisition of the second parcel in Ashburn and additional costs for construction and development of $13,729,871. These increases were offset by the sale of 39 units at Grand Harbor, 16 units at Oak Harbor, and 74 residential lots at Southbridge, which reduced inventory by $15,628,840. Construction of residential units at Grand Harbor and Oak Harbor and development of residential lots at Southbridge continues so that finished units and lots will be available during the remainder of 1999 and beyond to satisfy existing contracts.

Partially offset by the following:

- Depreciation and amortization of $1,032,609 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

- Related party interest expense of $3,708,602 that was not paid pursuant to the terms of the loan agreements.

- A decrease in accounts and notes receivable and other assets of $3,670,863 partially offset by a decrease in accounts payable and other notes and liabilities of $1,664,739. Fluctuations in these accounts are generally due to the timing of the payments or collections related to certain assets and liabilities, including trade accounts payable, advances from customers, prepaid expenses, and accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of closings, and construction and development activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual


Cash Flows from Investing Activities: For the six months ended June 30, 1999, the Company generated cash flow from investing activities of $7,230,008. Certain deposits that were held as collateral against a bank loan were released and used to pay down that debt pursuant to a renegotiated loan agreement. Moreover, customer deposits declined as a result of sales activity which, when combined with the release of the deposit, caused a decline in restricted cash and investments of $7,059,848. Proceeds from sale of property and equipment totaled $560,499 which relates to the Company's disposition of a corporate condo. All of these were partially offset by the purchase of $390,339 of property and equipment.

Cash Flows from Financing Activities: The Company used $9,339,734 in cash for financing activities during the six months ended June 30, 1999. Borrowings from third-party lenders to fund certain construction and development costs at Grand Harbor and Oak Harbor totaled $8,430,196. A portion of the debt repayments of $19,183,348 relate to the loan payment made from the release of the deposit that was discussed previously. The remainder resulted from the sale of residential units and club memberships at Grand Harbor and Oak Harbor. In addition, the Company borrowed $3,750,000 from related parties which was used to repay $2,248,279 of maturing related party debt and a portion of maturing third party lender debt.

Six Months Ended June 30, 1998

The Company's cash and cash equivalents balance at June 30, 1998, and December 31, 1997, was $622,057 and $12,732,681 respectively. The decrease in the six months ended June 30, 1998 is attributable to cash utilized in operating, investing and financing activities of $9,933,104, $1,908,611 and $266,309 respectively.

Cash Flows from Operating Activities: For the six months ended June 30, 1998, the Company utilized cash in operating activities of $9,933,104, primarily due to the following:

- Net losses of $5,390,646, due primarily to operating losses at the Oak Harbor, Southbridge and Chapman's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are primarily offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated and lower than the comparable period of 1997, while Southbridge experienced delays in lot develpment due to an extremely wet winter and spring in the Washington D.C. area, and closed on only 20 lots in the six months ended June 30, 1998. Due to delays in obtaining the final permits and the ongoing negotiations with the State of Maryland, the Company had only commenced limited development at Chapman's Landing, but continued to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale 38 residential units, compared to 24 units in 1997.

- An increase in real estate inventory and assets held for sale of $8,533,411. The primary reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity totaling approximately $8.1 million. In addition, construction of residential units continued at Grand Harbor and Oak Harbor.
     Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts, however development activities were slow during the early part of the year because of the extremely wet winter in the area. In total, land acquisition, development and construction activities totaled $20,900,857. This was offset by sales of 38 and 9 units at Grand Harbor and Oak Harbor, respectively, 20 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These sales reduced inventory by $12,367,446.

- An increase in accounts and notes receivable and other assets of $69,214 and a decrease in accounts payable and other liabilities of $131,456 during the six months ended June 30, 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts, and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liablities are not considered unusual.

Partially offset by the following:

- Related party interest expense of $2,836,514 was accrued but not paid during the six months ended June 30, 1998 pursuant to the terms of the loan agreements.

- Depreciation and amortization of $1,352,109 related primarily to fixed assets at Grand Harbor and Oak Harbor and amortization of deferred loan costs.

Cash Flows form Investing Activities: For the six months ended June 30, 1998, the Company utilized cash flow in investing activities of $1,908,611. Cash utilized in investing activities was attributable to an increase in customer deposits and other restricted cash at Grand Harbor and Oak Harbor, and the establishment of development cash escrows for the Ashburn project. In addition property and equipment was purchased for a total of $259,704.

Cash Flows from Financing Activities: For the six months ended June 30, 1998, the Company utilized net cash from financing activities in the amount of $268,909. The Company borrowed an additional $12,129,886 from external parties ($5,940,000 at Ashburn, $4,728,617 at Grand Harbor and $1,461,269 at Oak
Harbor). The borrowing at Ashburn was used to finance the first takedown of land acquisition decscribed above, while the borrowings at Grand Harbor and Oak Harbor was used primarily to fund certain construction and development costs. Repayments on external debt totaled $12,342,689 (Grand Harbor $8,973,475 and Oak Harbor $3,369,214). Repayments were made primarily from funds generated through sales of residential units and club memberships and from existing cash resources.

RESULTS OF OPERATIONS

Results of operations for the three and six months ended June 30, 1999, are composed of the consolidated revenues and expenses of Southbridge, Grand Harbor, Oak Harbor and Ashburn, whereas the results of operations for the three and six months ended June 30, 1998 are composed of the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, and Ashburn. Chapman's Landing (a 2,227-acre parcel in Charles County, Maryland) was sold during October 1998, while Ashburn was acquired during March 1998 and April 1999.

Six months ended June 30, 1999 compared with 1998

Total revenues for the six months ended June 30, 1999 and 1998 were $31,661,176 and $24,582,274, respectively. Increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge primarily caused the growth in revenues.

Real estate sales increased $6,036,041 for the six months ended June 30, 1999 as compared to 1998. Grand Harbor sold 39 units at an average sales price of $366,000 during the six months ended June 30 1999, while 38 units were sold during the corresponding period of 1998 at an approximate average of $328,000. This was caused by improved marketing strategies, which include increased advertising and promotion, and the health of the US economy. Similar causes lead to Oak Harbor's sale of 16 units at an average sales price of $342,000 during 1999 versus 9 units at an approximate average of $397,000 during the corresponding 1998 period. Sales prices range from $165,000 to $1,100,000 at Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period. The 1998 results also include the sale of a 20-acre raw land parcel at Grand Harbor while 1999 does not include a comparable item.

Southbridge sold 74 lots at an average sales price of approximately $41,000 during the first quarter of 1999 as compared to 20 lots at an average of $42,500 for the corresponding period of 1998. This increase in lots sold reflects a more active marketing strategy, which had been limited during 1998 because of extremely wet weather. Lot sales prices range from $24,000 to over $65,000 at Southbridge and accordingly, average sales prices may fluctuate from period to period.

Also contributing to the growth in revenues was the increase in club operations. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the six months ended June 30, 1998 and 1999.

A growth in real estate sales expense was primarily responsible for the increase in operating costs and expenses between the six months ended June 30, 1999 and 1998. This change corresponds chiefly to the increase in sales discussed above.

Gross margin as a percentage of real estate sales was 27% for the six months ended June 30, 1999, compared to 34%(29% excluding the sale of the 20 acre parcel of raw land at Grand Harbor) for the comparable period in 1998. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type of product sold. Changes in the mix of product types sold accounts for the decline in the gross margin, excluding the 20 acre parcel, between 1998 and 1999.

Club operations costs and expenses increased $629,231 between 1998 and 1999. This increase is chiefly due to the rise in club operations that was discussed earlier. The Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to spur real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of these operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

Patient services costs and expenses increased $149,224 between 1998 and 1999 which is attributable to higher patient levels.

An increase in selling, general and administrative expenses between 1998 and 1999 also contributed to the rise in operating costs and expenses. A growth in marketing costs, which accompanied the improved marketing strategies that were previously discussed, certain payroll incentive and $850,000 in severance costs were the chief cause of this increase. Also contributing to this was the cost of holding Ashburn during the period it has been held for sale. These increases were offset by the decline between 1998 and 1999 in operating costs for Chapman's Landing, which was sold during 1998.

Total other expense increased primarily as a result of the increase in related party interest expense and a decrease in other, net income between 1998 and 1999. The 1998 other, net income includes distributions received from liquidating trusts whereas 1999 does not have a comparable item. The increase in related party interest expense between 1998 and 1999 is due to the higher outstanding payable to related parties which is attributable to additional advances during the second half of 1998 and the capitalization of unpaid interest into the payable balance on December 31, 1998. Interest expense declined because of a net reduction in external indebtedness that was caused by significant loan payments made out of the proceeds from the previously discussed sale of Chapman's Landing and sales of units at Grand Harbor and Oak Harbor, which was offset by the borrowings related to acquiring Ashburn.

The combination of the above changes resulted in a net loss of $7,498,683 ($1.19 per share) for the six months ended June 30, 1999, as compared to a net loss of $5,390,646 ($0.86 per share) for the six months ended June 30, 1998.

Three months ended June 30, 1999 compared with 1998

Total revenues for the three months ended June 30, 1999 and 1998 were $9,827,051 and $8,983,230, respectively. Increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge primarily caused the growth in revenues.

Real estate sales increased $843,821 for the three months ended June 30, 1999 as compared to 1998. Grand Harbor sold 16 units at an approximate average sales price of $327,000 during the three months ended June 30, 1999, while 22 units were sold during the corresponding period of 1998 at an approximate average of $248,000. At Oak Harbor, 7 units at an average sales price of $365,000 were sold during 1999 versus 5 units at an approximate average of $430,000 during the corresponding 1998 period. Southbridge sold 34 lots at an average sales price of approximately $37,000 during the three months ended June 30, 1999 as compared to 12 lots at an average of $42,500 for the corresponding period of 1998.

Also contributing to the growth in revenues was the increase in club operations. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the three months ended June 30, 1998 and 1999.

A growth in real estate sales expense was primarily responsible for the increase in operating costs and expenses between the three months ended June 30, 1999 and 1998. This change corresponds chiefly to the increase in sales discussed earlier.

Gross margin as a percentage of real estate sales was 28% for the three months ended June 30, 1999, compared to 25% for the comparable period in 1998.

Club operations costs and expenses increased $287,319 for the three months ended June 30, 1999 as compared to 1998. This increase is chiefly due to the rise in club operations that was discussed earlier.

Patient services costs and expenses increased $257,319 between 1998 and 1999 which is attributable to higher patient levels.

An increase in other operating expenses between 1998 and 1999 also contributed to the rise in operating costs and expenses.

Total other expense increased primarily as a result of an increase in related
party interest expense between 1998 and 1999.   The increase in related party
interest expense between 1998 and 1999 is due to higher outstanding payable balances as a result of additional advances during the second half of 1998 and the capitalization of unpaid interest into the loans at December 31, 1998. Interest expense declined because of a net reduction in external indebtedness that was caused by significant loan payments made out of the proceeds from the previously discussed sale of Chapman's Landing and sales of units at Grand Harbor and Oak Harbor, which was offset by the borrowings related to acquiring Ashburn.

The combination of the above changes resulted in a net loss of $3,746,833 ($0.60 per share) for the three months ended June 30, 1999, as compared to a net loss of $3,427,278 ($0.54 per share) for the three months ended June 30, 1998.

YEAR 2000 UPDATE

The Company is continuing to advance its program to address the issue of computer programs and embedded computer chips that are unable to distinguish between the year 1900 and 2000. The problems arise from computer software and hardware that fail to distinguish dates in the "2000's" from dates in the "1900's", because historically computers and software have used only two digits to identify the year in a date. The Company has identified all of the assets that may be affected by this problem, and has completed an assessment of these assets which include business computers and related software, building mechanical systems, and certain equipment. Most of the major or significant computer systems, mechanical systems, and equipment were assessed by inquiries with the related vendor or testing of the systems. The majority of the systems were found to be compliant. The Company is progressing with its program to replace the few non-compliant systems found by its assessment. It has actively sought quotes for purchasing new systems, and is near to completing this process. The estimated cost of modifications to become "Year 2000" compliant is not expected to exceed $150,000, and should be completed during the third quarter or 1999.

The nature of the Company's business minimizes its exposure to the "Year 2000" problem. Nevertheless, it is possible during the implementation phase that other significant risks could be identified. Contingency plans are being developed to address various possible interruptions, which include the failure of accounting and related information systems including point of sales systems, building mechanical devises, and equipment. To date, the Company has identified and is replacing all systems that could present a material risk of not being "Year 2000" ready. However it is possible that unforeseen business interruptions could have a material adverse effect on financial conditions and results of operations. Moreover, if any third parties that provide important goods or services to the Company fail to appropriately address their "Year 2000" issues, there could be a material adverse effect on the Company's financial conditions and results of operations.

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

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at June 30, 1999.

                                                                               There              Fair
          (000,000's omitted)           2000    2001     2002   2003    2004   -after    Total   Value
-------------------------------------------------------------------------------------------------------

 Fixed rate debt                            6.3     0.4     0.4    0.4     0.4    2.8    10.7    10.7
 Average interest rate                    12.8%    6.3%    6.3%   6.3%    6.3%   6.3%

 Variable rate LIBOR debt                   0.1     0.2     0.2    0.2    35.0      -    35.7    35.7
 Average interest rate                     7.6%    7.6%    7.6%   7.6%    7.6%      -

 Variable rate prime debt                   7.4     1.0       -      -    58.1      -    66.5    66.5
 Average interest rate                     9.5%    9.7%    9.8%   9.8%    9.8%      -

 Variable rate bank cost of funds debt      0.6     2.1     2.6    1.8       -      -     7.1     7.1
 Average interest rate                     7.6%    7.6%    7.6%   7.6%       -      -


The table incorporates those exposures that exist as of June 30, 1999, and does not consider those exposures or positions which could arise after that date.
As a result the Company's cost of funds with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 1999, the Company's hedging strategy during that period and interest rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT NO.

3.1      Amended and Restated Certificate of Incorporation of the
         Registrant.(1)

3.2      Bylaws of Registrant, as amended and restated as of July 1, 1996. (2

10.1     Edward F. Podboy's Employment Contract dated _________,1998(3)

10.2     Credit Agreements, Notes and Warrants between Registrant and Morgens
         Waterfall, Vintiadis & Co, Inc.(4)10.3    Loan Modification Agreement,
         dated as May 20, 1996, by and between Registrant and RGI Holdings, Inc. (SoGen Loan) (5)

10.4     Loan Modification Agreement, dated as of May 21, 1996, by and between
         Registrant and RGI   Holdings, Inc. (Morgens Loan) (5

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

         (b)     Reports on Form 8-K:


         No reports were filed on Form 8-K during the quarter ended June 30,
         1999

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 1999                LEGEND PROPERTIES, INC



                                      By: /s/ Peter J. Henn
                                      ---------------------
                                      Peter J. Henn
                                      President and Chief Executive Officer




                                      By: /s/  Robert B. Cavoto
                                      -------------------------
                                      Robert B. Cavoto
                                      Chief Financial Officer