Form 10-Q
period 1999-09-30
LEGEND PROPERTIES INC
filed 1999-11-22
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO__________.

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

         Shares of common stock outstanding as of November 12 , 1999: 6,290,874.

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and
              December 31, 1998........................................................................3

              Condensed Consolidated Statements of Operations for the Three Months
              Ended September 30, 1999 and 1998 (unaudited)............................................4

              Condensed Consolidated Statements of Operations for the Nine Months
              Ended September 30, 1999 and 1998 (unaudited)............................................5

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998 (unaudited)............................................6

              Notes to Condensed Consolidated Financial Statements (unaudited).........................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................................11

Item 3        Quantitative and Qualitative Disclosures about Market Risks.............................19

                                               PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................20

Item 6.       Exhibits and Reports of Form 8-K........................................................21

Signatures    ........................................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------------

                                  Assets
                                  ------

Real estate inventory                                                            $      76,267,105      82,873,914
Asset held for sale                                                                              -       7,916,175
Cash and cash equivalents                                                                5,476,510       4,446,864
Restricted cash and investments                                                          9,999,158      19,017,860
Accounts and notes receivable                                                            4,270,137       1,491,267
Property and equipment, net                                                             23,418,751      24,645,281
Intangible assets, net                                                                   1,484,067       1,646,542
Other assets, net                                                                        1,685,197       5,520,388
                                                                                    --------------- ----------------

                                                                                 $     122,600,924     147,558,291
                                                                                    --------------- ----------------

               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------

Notes payable to banks and others                                                $      22,602,512      40,722,737
Payables to related parties                                                             86,350,036      84,744,478
Accounts payable                                                                         2,352,672       3,033,693
Other notes and liabilities                                                             14,759,656      14,443,250
                                                                                    --------------- ----------------
                                                                                       126,064,876     142,944,158

                                                                                    --------------- ----------------

Stockholders'equity (deficit) :
     Common stock, $.01 par value.  Authorized 10,000,000 shares; 6,311,678
         shares issued and 6,290,874 shares outstanding                                     63,117          63,117
     Additional paid-in capital                                                         44,171,143      44,171,103
     Accumulated deficit                                                               (47,576,896)    (39,498,771)
     Treasury stock, 20,804 shares                                                        (121,316)       (121,316)
                                                                                    --------------- ----------------

                               Total stockholders' equity (deficit)                     (3,463,952)      4,614,133
--------------------------------------------------------------------------------------------------------------------

                                                                                 $     122,600,924     147,558,291
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                     LEGEND PROPERTIES INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------------
Revenues:
     Real estate sales                                                       $       27,495,708        7,941,346
     Club operations                                                                  1,368,162          985,599
     Patient services                                                                   693,640          623,589
     Other                                                                              946,928          298,240
                                                                                    ---------------- ---------------

                          Total revenues                                             30,504,438        9,848,774
                                                                                    ---------------- ---------------

Operating costs and expenses:
     Real estate sales                                                               22,861,163        6,043,361
     Club operations                                                                  1,656,001        1,536,510
     Patient services                                                                   510,405          494,689
     Other                                                                              475,411          426,201
     Selling, general and administrative                                              3,206,831        2,935,290
     Depreciation and amortization                                                      446,946          502,493
                                                                                    ---------------- ---------------
                         Total operating costs and expenses                          29,156,756       11,938,544
                                                                                    ---------------- ---------------
Operating  income (loss)                                                              1,347,682       (2,089,770)
                                                                                    ---------------- ---------------

Other income (expense):

     Interest income                                                                    123,390          172,298
     Interest expense, including loan cost amortization                                (448,233)      (1,378,869)
     Interest expense, related party                                                 (2,024,712)      (1,241,790)
     Other, net                                                                         120,432           17,500
                                                                                    ---------------- ---------------
                         Net other expense                                           (2,229,123)      (2,430,861)
                                                                                    ---------------- ---------------

Net loss                                                                     $         (881,441)      (4,520,631)
                                                                                    ---------------- ---------------
Net loss per share - basic and diluted                                       $            (0.14)           (0.72)
                                                                                    ---------------- ---------------

Weighted average number of common shares outstanding                                  6,290,874        6,290,874
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------------
Revenues:
     Real estate sales                                                       $       52,346,120       26,755,717
     Club operations                                                                  5,321,391        4,221,563
     Patient services                                                                 2,114,853        1,943,464
     Other                                                                            2,383,250        1,510,304
                                                                                    ---------------- ---------------

                          Total revenues                                             62,165,614       34,431,048
                                                                                    ---------------- ---------------

Operating costs and expenses:
     Real estate sales                                                               40,963,963       18,410,807
     Club operations                                                                  5,767,197        5,018,475
     Patient services                                                                 1,533,547        1,368,670
     Other                                                                            1,798,869          911,140
     Selling, general and administrative                                             11,659,394       10,473,874
     Depreciation and amortization                                                    1,344,187        1,561,327
                                                                                    ---------------- ---------------

                         Total operating costs and expenses                          63,067,157       37,744,293
                                                                                    ---------------- ---------------

Operating loss                                                                         (901,543)      (3,313,245)
                                                                                    ---------------- ---------------

Other  income (expense):

     Interest income                                                                    447,185          636,732
     Interest expense, including loan cost amortization                              (1,926,857)      (3,919,692)
     Interest expense, related party                                                 (5,817,341)      (3,709,509)
     Other, net                                                                         120,432          394,437
                                                                                    ---------------- ---------------

                         Net other expense                                           (7,176,581)      (6,598,032)
                                                                                    ---------------- ---------------


Net loss                                                                     $       (8,078,124)      (9,911,277)
                                                                                    ---------------- ---------------

Net loss per share - basic and diluted                                       $            (1.28)           (1.58)
                                                                                    ---------------- ---------------

Weighted average number of common shares outstanding                                  6,290,874        6,290,874
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                                          1999            1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                                    $ (8,078,124)      (9,911,277)
         Adjustments to reconcile net loss to net cash provided by (used
              in) operating activities:
              Depreciation and amortization                                             1,533,610        2,033,305
              Related party interest expense not paid                                   5,597,220        4,342,044
         Change in certain assets and liabilities:
              Decrease (increase) in real estate inventory and assets held
                  for sale                                                             14,522,984       (9,758,571)
              Decrease (increase) in accounts and notes receivable and
                  other assets                                                            994,974       (1,984,070)
              (Decrease) increase in accounts payable and other notes
                  and liabilities:                                                       (364,615)       4,859,372
                                                                                     ------------     ------------

         Net cash provided by (used in) operating activities                           14,206,048      (10,419,197)
                                                                                     ------------     ------------

Cash flows from investing activities:

              Decrease (increase) in restricted cash and investments                    9,018,702       (2,368,464)
              Proceeds from sale of property and equipment                                622,088                -
              Purchase of property and equipment                                         (617,004)        (455,390)
                                                                                     ------------     ------------

         Net cash provided by (used in) investing activities                            9,023,786       (2,823,854)
                                                                                     ------------     ------------
Cash flows from financing activities:
              Proceeds from notes payable to bank and others                           11,912,791       17,622,929
              Repayment of notes payable to bank and others                           (30,033,016)
              Proceeds from loans from related parties                                  3,750,000        3,796,834
              Repayment of loans from related parties                                  (7,741,661)               -
              Payment of loan fees and other                                              (88,303)        (172,551)
                                                                                     ------------     ------------
         Net cash provided by (used in) financing activities                          (22,200,188)       2,525,996
                                                                                     ------------     ------------
Net increase (decrease) in cash and cash equivalents                                    1,029,646      (10,717,055)

Cash and cash equivalents at beginning of period                                        4,446,864       12,732,681
                                                                                     ------------     ------------

Cash and cash equivalents at end of period                                           $  5,476,510        2,015,626
                                                                                     ------------     ------------

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest, net of amount
         capitalized of $788,104 in 1999 and $946,895 in 1998                        $  1,954,403        3,617,866
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of September 30, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company.

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       ACQUISITION AND DISPOSITION OF REAL ESTATE

On April 19, 1999, Ashburn Front Five LLC, a wholly owned subsidiary of the Company, acquired the second parcel of the Ashburn Corporate Center which comprises nearly 28 acres for an approximate purchase price of $4.3 million. In Management's view, the acquisition of the additional parcel was necessary to facilitate the disposition of the entire Ashburn Corporate Center.

In April 1999, the Company executed a contract for the sale of the entire project to an unrelated third party. In accordance with the contract, the purchaser deposited a $100,000 non-refundable deposit into escrow. Subsequently, the purchaser was unwilling to move forward with the closing so in June 1999 the Company, in accordance with the contract, terminated the contract and received the $100,000 deposit. The deposit was recorded as other income in the Company's financial statements.

On September 27, 1999, the Company, through its majority owned subsidiaries, Ashburn Corporate Center, LC and Ashburn Front Five, LLC, sold the land and related improvements of the Ashburn Corporate Center to Catapult Ventures LLC, a non affiliated third party.

The sales price of the property was $15,150,000 (before closing costs of approximately $790,000.) The Company used a portion of the proceeds to repay existing mortgage notes of $5,940,000 and related party debts of $3,750,000 on the credit facility advance from Holdings and $1,743,682 on additional Holdings debt. The sale resulted in a gain for financial reporting purposes of approximately $2.0 million and $2.3 million for federal income tax purposes.

3.       NOTES PAYABLE TO BANKS AND OTHERS

As of September 30, 1999, the Company's debt obligations, including payables to related parties, totaled $108,952,548 of which $6,664,850 matures by December 31, 1999 and an additional $3,678,703 by December 31, 2000. None of these maturities relate to payables to Holdings. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of September 30, 1999, the Company had $5,476,510 of cash and cash equivalents, which will not be sufficient to fund its existing and future financing needs. The Company anticipates meeting its existing debt obligations during the remainder of 1999 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at September 30, 1999.

In November, the Company renewed certain construction revolving lines of credit and extended $5,017,939 of the $6,664,850 of debt obligations that mature by December 31, 1999 to October 31, 2000.

There can be no assurance that the Company will be able to obtain the necessary construction and development financing to satisfy the Company's liquidity needs and implement its business plan. If the Company is unable to secure the necessary financing or capital when needed, the plans for its projects will likely be materially revised which would have a material adverse effect on the Company's financial condition and results of operations.

4.       RELATED PARTY TRANSACTIONS

On May 18, 1999 the Company borrowed $3,750,000 under the $5 million credit facility with Holdings. The advance was secured by certain real estate inventory and property and bears interest at the prime rate plus 2 percent. Funds from the $3,750,000 advance were used to repay a $2,248,279 unsecured note payable to Holdings which matured on June 1, 1999 and to repay a portion of a $2,950,000 note payable to an unrelated third party.

On September 29, 1999, the $3,750,000 advance plus accrued interest was repaid to Holdings. In addition, the Company made an additional $1,743,682 principal payment to Holdings pursuant to the Company's agreement with Holdings. Funds for the repayments were generated by the sale of the Ashburn Corporate Center, as discussed in Note 2.

5.       CONTINGENCIES

Corporate Relocation and Management Restructuring

As part of the Company's corporate relocation to Vero Beach, Florida and a restructuring of the corporate and project management, certain employment relationships were terminated. During the first and second quarters of 1999, the Company recorded a total charge of $850,000 for the base compensation associated with certain contracts, other severance payments, and relocation costs. Through September 30, 1999, $328,510 has been paid out by the Company. The remaining accrual at September 30, 1999 is $521,490. Some employment contracts include provisions for certain incentive compensation which is contingent upon future events and circumstances that are not readily predictable. Accordingly, the Company is unable to make a meaningful estimate of the amount or range of additional compensation costs due, if any, under the agreement.

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County, Virginia against Atlantic Research Corporation (ARC) which was amended in November 1998. Legend was seeking specific performance under a real estate contract and any other relief the court would offer. During the first quarter of 1999, Legend and ARC came to an agreement concerning the real estate contract which resulted in Legend's acquisition of the second Ashburn Corporate Center parcel (see Note 2). As a result, the litigation noted above was withdrawn and dismissed in the second quarter of 1999.

General Legal Matters

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

6.       SUBSEQUENT EVENT

On October 15, 1999, the Company announced that it has received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. Pursuant to the offer, Holdings would acquire all of the outstanding shares of the Company's common stock, not currently held by Holdings, for $0.13 per share in cash. Holdings currently holds approximately 80% of the Company's common stock.

The Company's Board of Directors has established a special committee to evaluate and consider the proposal. The proposed merger is subject to, among other things, (i) the execution of a definitive merger agreement containing customary terms, (ii) approval of the transaction by the Company's special committee, Board of Directors and shareholders, (iii) compliance with all applicable regulatory and governmental requirements and (iv) receipt of an opinion from the special committee's financial advisor that the consideration to be received by the public shareholders is fair from a financial point of view.

7.       OPERATING SEGMENTS

The Company's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Company's properties. The club operations segment consists of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services consist of the Royal Palm Convalescent Center which offers skilled nursing care, and Somerset House which offers assisted living care. Summarized information concerning the reportable segments for the three and nine months ended September 30, 1999 and 1998, is presented in the following table.

Nine Months Ended September 30, 1999 and 1998

                                                                                         Other,
                                                                Club      Patient     Corporate and
             ($000's omitted)                 Real Estate    Operations   Services    Eliminations      Total
-----------------------------------------------------------------------------------------------------------------
                   1999
Revenues                                       $ 52,346         5,321         2,115        2,384         62,166
Operating costs and expenses                    (48,478)       (6,961)       (2,595)      (5,033)       (63,067)
Other income/ expenses                           (6,306)            -          (183)        (688)        (7,177)
                                               --------      --------      --------     --------       --------
Net income (loss)                              $ (2,438)       (1,640)         (663)      (3,337)        (8,078)
                                               ========      ========      ========     ========       ========

                   1998

Revenues                                       $ 26,756         4,222         1,943        1,510         34,431
Operating cost and expenses                     (27,524)       (5,550)       (1,752)      (2,918)       (37,744)
Other income/expenses                            (5,108)         (255)          (67)      (1,168)        (6,598)
                                               --------      --------      --------     --------       --------

Net income (loss)                              $ (5,876)       (1,583)         (124)      (2,576)        (9,911)
                                               ========      ========      ========     ========       ========

Three Months Ended September 30, 1999 and 1998

                                                                                         Other
                                                             Club       Patient      Corporate and
            ($000's omitted)               Real Estate    Operations     Services    Eliminations      Total
-----------------------------------------------------------------------------------------------------------------
                  1999
Revenues                                   $ 27,495          1,368           694           947         30,504
Operating costs and expenses                (25,431)        (1,667)         (844)       (1,214)       (29,156)
Other income/ expenses                       (1,983)            61           (35)         (272)        (2,229)
                                           --------       --------      --------      --------       --------
Net income (loss)                          $     81           (238)         (185)         (539)          (881)
                                           ========       ========      ========      ========       ========

                  1998

Revenues                                   $  7,942            986           623           298          9,849
Operating cost and expenses                  (8,962)        (1,537)         (495)         (945)       (11,939)
Other income/expenses                        (1,905)             -             -          (526)        (2,431)
                                           --------       --------      --------      --------       --------
Net income (loss)                            (2,925)          (551)         (128)       (1,173)        (4,521)
                                           ========       ========      ========      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Legend Properties, Inc. (the Company or Legend), formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) of Banyan with RGI U.S. Holdings, Inc. (RGI/US), a wholly owned subsidiary of RGI Holdings, Inc. (Holdings). As of September 30, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company.

The Company's strategy is to realize and enhance the market potential of its core assets. The Company currently controls more than 2,800 acres of land in a master planned community (Southbridge), a residential golf community (Grand Harbor), and a retirement community (Oak Harbor.)

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

On September 27, 1999, the Company sold the land and related improvements of the Ashburn Corporate Center to a non affiliated third party.

On October 15, 1999, the Company announced that it has received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. Pursuant to the offer, Holdings would acquire all of the outstanding shares of the Company's common stock, not currently held by Holdings, for $0.13 per share in cash. Holdings currently holds approximately 80% of the Company's common stock.

The Company's Board of Directors has established a special committee to evaluate and consider the proposal. The proposed merger is subject to, among other things, (i) the execution of a definitive merger agreement containing customary terms, (ii) approval of the transaction by the Company's special committee, Board of Directors and shareholders, (iii) compliance with all applicable regulatory and governmental requirements and (iv) receipt of an opinion from the special committee's financial advisor that the consideration to be received by the public shareholders is fair from a financial point of view.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowings and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses. The deferral of interest due to Holdings pursuant to the terms of the loan agreements has also assisted in allowing the Company to maintain and preserve its liquidity and capital resources.

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

During the nine months ended September 30, 1999 the Company utilized existing cash and cash equivalents, net sale proceeds from the sale of the Ashburn Corporate Center and third party borrowings to fund its development, construction and operating activities. The Company also borrowed $3,750,000 from Holdings which was utilized to repay a $2,248,279 unsecured note payable to Holdings and to repay a portion of a $2,950,000 note payable to an unrelated third party. The $3,750,000 borrowing, plus accrued interest, was subsequently repaid to Holdings. In addition, a $1,743,682 principal payment was also made to Holdings.

As of September 30, 1999, the Company's debt obligations, including payables to related parties totaled $108,952,548 of which $6,664,850 matures by December 31, 1999 and an additional $3,678,703 by December 31, 2000. None of these maturities relate to payables to Holdings. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of September 30, 1999, the Company had $5,476,510 of cash and cash equivalents, which will not be sufficient to fund its existing and future financing needs. The Company anticipates meeting its existing debt obligations during the remainder of 1999 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at September 30, 1999. For future construction and development activities, the Company anticipates utilizing existing or additional construction lines as noted above. Once construction lines are established, they are typically renewed on an annual basis after the bank's review of the loan and the payment of extension fees.

There can be no assurance that the Company will be able to obtain the necessary construction and development financing to satisfy the Company's liquidity needs and implement its business plan. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See the Company's 1998 Annual Report on Form 10-K "Factors Affecting Legend's Business Plan".

 For each of Legend's projects, cash flow generated from operations can differ substantially from reported earnings, depending on the status of the development cycle. At Southbridge, which is in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, processing zoning and other regulatory approvals, construction of amenities, sales facilities, major roads, utilities, general landscaping and debt service. Since a major part of these initial expenditures is capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At the Grand Harbor and Oak Harbor properties, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since earnings include the expense for substantial expenditures that were previously capitalized.

Nine Months Ended September 30, 1999

The Company had cash and cash equivalents of $5,476,510 and $4,446,864 at September 30, 1999 and December 31, 1998, respectively. The increase during the nine months ended September 30, 1999 is attributable to $14,206,048 and $9,023,786 in cash provided by operating and investing activities, respectively, which was partially offset by cash being used in financing activities of $22,200,188.

Cash Flows from Operating Activities: For the nine month ended September 30, 1999, the Company generated cash flow from operating activities of $14,206,048, primarily due to the following:

- A decrease in real estate inventory of $14,522,984, primarily due to the sale of the Ashburn Corporate Center, the sale of 51 units at Grand Harbor, 25 units at Oak Harbor, and 108 residential lots at Southbridge, which reduced inventory by $36,994,627. These decreases were offset by additional costs for construction and development of $22,471,643. Construction of residential units at Grand Harbor and Oak Harbor and development of residential lots at Southbridge continues so that finished units and lots will be available during the remainder of 1999 and beyond to satisfy existing contracts.

- Related party interest expense of $5,597,220 that was not paid pursuant to the terms of the loan agrements.

- Depreciation and amortization of $1,533,610 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

- A decrease in accounts and notes receivable and other assets, offset by a decrease in accounts payable and other notes and liabilities of $994,974 and $364,615, respectively. Fluctuations in these accounts are generally due to the timing of the payments or collections related to certain assets and liabilities, including trade accounts payable, advances from customers, prepaid expenses, and accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of closings, and construction and development activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual

Partially offset by the following:

- Net losses of $8,078,124 due to substantial interest expenses, corporate overhead, including severance costs of $850,000 and operating losses at Oak Harbor and Southbridge, offset by operating profits at Grand Harbor, resulting from better than expected sales results and Ashburn, primarily from the sale of the Ashburn Corporate Center.

Cash Flows from Investing Activities: For the nine months ended September 30, 1999, the Company generated cash flow from investing activities of $9,023,786. Certain deposits that were held as collateral against a bank loan were released and used to pay down that debt pursuant to a renegotiated loan agreement. Moreover, customer deposits declined as a result of sales activity which, when combined with the release of the deposit, caused a decline in restricted cash and investments of $9,018,702. Proceeds from sale of property and equipment totaled $622,088, which relates to the Company's disposition of a corporate condo. All of these were partially offset by the purchase of $617,004 of property and equipment.

Cash Flows from Financing Activities: The Company used $22,200,188 in cash for financing activities during the nine months ended September 30, 1999. Borrowings from third-party lenders used primarily to fund certain construction and development costs at Grand Harbor and Oak Harbor totaled $11,912,791. A portion of the debt repayments of $30,033,016 relates to the loan payment made from the release of the deposit that was discussed previously. The remainder resulted from the sale of residential units and club memberships at Grand Harbor and Oak Harbor, as well as the sale of Ashburn Corporate Center. In addition, the Company borrowed $3,750,000 from related parties, which was used to repay $2,248,279 of maturing related party debt and a portion of maturing third party lender debt. This advance, along with an additional $1,743,382 related party debt, was subsequently repaid with the proceeds resulting from the Ashburn sale.

Nine Months Ended September 30, 1998

The Company's cash and cash equivalents balance at September 30, 1998, and December 31, 1997, was $2,015,626 and $12,732,681 respectively. The decrease in the nine months ended September 30, 1998 is attributable to cash utilized in operating, and investing activities of $10,419,197, $2,823,854 respectively, as well as cash provided by financing activities of $2,525,996.

Cash Flows from Operating Activities: For the nine months ended September 30, 1998, the Company utilized cash in operating activities of $10,419,197, primarily due to the following:

- Net losses of $9,911,277, due primarily to operating losses at the Oak Harbor, Southbridge and Chapman's Landing developments, substantial interest expense as well as corporate overhead expenses. These losses are primarily offset by an operating profit at the Grand Harbor project. Sales at Oak Harbor were less than anticipated and lower than the comparable period of 1997, while Southbridge experienced delays in lot develpment due to an extremely wet winter and spring in the Washington D.C. area, and closed on only 37 lots in the nine months ended September 30, 1998. Due to delays in obtaining the final permits and the ongoing negotiations with the State of Maryland, the Company had only commenced limited development at Chapman's Landing, but continued to incur substantial expense to obtain the final permits required for significant development to begin. Grand Harbor generated an operating profit, mainly because of the sale of a 20-acre parcel of raw land and the sale of 53 residential units, compared to 37 units in 1997.

- An increase in real estate inventory and assets held for sale of $9,758,571. The primary reason for this increase was the acquisition of the initial parcel in the Ashburn Corporate Center and related development activity totaling approximately $7.7 million. In addition, construction of residential units continued at Grand Harbor and Oak Harbor. Development activities continued at Southbridge in order to develop finished lots for expected deliveries in 1998 and beyond under existing contracts, however development activities were slow during the early part of the year because of the extremely wet winter in the area. In total, land acquisition, development and construction activities totaled $28,169,378. This was offset by sales of 53 and 12 units at Grand Harbor and Oak Harbor, respectively, 37 residential lot sales at Southbridge and the sale of a 20-acre parcel of raw land at Grand Harbor. These sales reduced inventory by $18,410,807.

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

- An increase in accounts payable and other liabilities of $4,859,372 during the nine months ended September 30, 1998. Fluctuations in these accounts are generally due to the timing of the payment of certain liabilities, including trade payables, advances from customers, prepaid expenses, and the collection of accounts, and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.

Cash Flows from Investing Activities: For the nine months ended September 30, 1998, the Company utilized cash flow in investing activities of $2,823,854. Cash utilized in investing activities was attributable to an increase in customer deposits and other restricted cash at Grand Harbor and Oak Harbor, and the establishment of development cash escrows for the Ashburn project. In addition, property and equipment was purchased for a total of $455,390.

Cash Flows from Financing Activities: For the nine months ended September 30, 1998, the Company was provided net cash from financing activities in the amount of $2,525,996. The Company borrowed an additional $17,622,929 from external parties ($5,940,000 at Ashburn, $8,474,952 at Grand Harbor and $3,207,977 at Oak Harbor). The borrowings at Ashburn was used to finance the first takedown of land acquisition described above, while the borrowings at Grand Harbor and Oak Harbor were used primarily to fund certain construction and development costs. Repayments on external debt totaled $18,721,216 (Corporate $996,220, Grand Harbor $13,101,695 and Oak Harbor $4,623,301). Repayments were made primarily from funds generated through sales of residential units and club memberships and from existing cash resources. In addition, the Company borrowed $3,796, 834 from Holdings and paid loan fees of $172,551.

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended September 30, 1999, are composed of the consolidated revenues and expenses of Southbridge, Grand Harbor, Oak Harbor and Ashburn, whereas the results of operations for the three and nine months ended September 30, 1998 are composed of the consolidated revenues and expenses of Southbridge, Chapman's Landing, Grand Harbor, Oak Harbor, and Ashburn. Chapman's Landing (a 2,227-acre parcel in Charles County, Maryland) was sold during October 1998, while Ashburn was acquired during March 1998 and April 1999. Accordingly, the 1999 and 1998 results of operations are not comparable.

Nine  months ended September 30, 1999 compared with 1998

Total revenues for the nine months ended September 30, 1999 and 1998 were $62,165,614 and $34,431,048, respectively. The sale of the Ashburn Corporate Center, along with increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge, primarily caused the growth in revenues.

Real estate sales increased $25,590,403 for the nine months ended September 30, 1999 as compared to 1998. Oak Harbor sold 25 units at an average sales price of $365,000 during 1999 versus 12 units at an approximate average of $380,000 during the corresponding 1998 period. The increase in volume is primarily due to an increase in the number of lots sold and an improved marketing strategy. The increase in the number of lots sold resulted in the lower average sale price. Grand Harbor stayed relatively consistent in volume but generated slightly higher average sales prices with 51 sold units at an average sales price of $402,000 during the nine months ended September 30 1999, compared to 53 units sold during the corresponding period of 1998 at an approximate average of $350,000. Sales prices range from $165,000 to $1,100,000 at Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period. The 1999 results include the sale of the Ashburn Corporate Center for $15,150,000, while the 1998 results include the sale of a 20-acre raw land parcel at Grand Harbor for $1,927,500.

Southbridge sold 108 lots at an average sales price of approximately $41,000 during the first nine months of 1999, as compared to 37 lots at an average of $42,500 for the corresponding period of 1998. The increase in lots sold reflects a more active marketing strategy in 1999 and due to the fact that deliveries were delayed due to extremely wet weather in 1998. Lot sales prices range from $24,000 to over $65,000 at Southbridge and accordingly, average sales prices may fluctuate from period to period.

Also contributing to the growth in revenues was the increase in club operations. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the nine months ended September 30, 1998 and 1999.

Patient service revenues increased in the nine months ended September 30, 1999, compared to the same period in 1998, due to slightly higher patient levels.

A growth in real estate sales expense was primarily responsible for the increase in operating costs and expenses between the nine months ended September 30, 1999 and 1998. This change corresponds chiefly to the increase in sales discussed above.

Gross margin as a percentage of real estate sales was 22% for the nine months ended September 30, 1999 (25% excluding the sale of the Ashburn Corporate Center), compared to 31% (27% excluding the sale of the 20 acre parcel of raw land at Grand Harbor) for the comparable period in 1998. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type and location of product sold. The decline in the gross margin between 1998 and 1999 is attributable to a higher number of Southbridge lots closing in 1999 which had lower margins. Gross margins for Grand Harbor and Oak Harbor for 1999 were comparable to 1998.

Club operations costs and expenses increased $748,722 between 1998 and 1999. This increase is chiefly due to the increase in club membership that was discussed earlier. The Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to spur real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of these operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

Patient services costs and expenses increased $164,877 between 1998 and 1999 which is attributable to higher patient levels.

An increase in selling, general and administrative expenses between 1998 and 1999 also contributed to the rise in operating costs and expenses. The increase is primarily due to higher marketing costs related to the revised marketing strategies, certain payroll incentives and $850,000 in severance costs. Also contributing to the increase was the cost of holding Ashburn during the period it has been held for sale. These increases were offset by the decline between 1998 and 1999 in operating costs for Chapman's Landing, which was sold during 1998.

Total other expense increased primarily as a result of the increase in related party interest expense and a decrease in other income, net between 1998 and 1999. The increase in related party interest expense between 1998 and 1999 is due to the higher outstanding payable to related parties which is attributable to additional advances during the second half of 1998 and the capitalization of unpaid interest on these advances into the payable balance on December 31, 1998. Interest expense declined because of a net reduction in external indebtedness that was caused by significant loan payments made out of the proceeds from the previously discussed sale of Chapman's Landing and sales of units at Grand Harbor and Oak Harbor, which was offset by the borrowings related to acquiring Ashburn.

The combination of the above changes resulted in a net loss of $8,078,124 ($1.28 per share) for the nine months ended September 30, 1999, as compared to a net loss of $9,911,277 ($1.58 per share) for the nine months ended September 30, 1998.

Three months ended September 30, 1999 compared with 1998

Total revenues for the three months ended September 30, 1999 and 1998 were $30,504,438 and $9,848,774, respectively. The sale of the Ashburn Corporate Center, along with increases in real estate sales at Grand Harbor, Oak Harbor and Southbridge primarily caused the growth in revenues.

Real estate sales increased $19,554,362 for the three months ended September 30, 1999 as compared to 1998. The Ashburn Corporate Center was sold in September 1999 at a sales price of $15,150,000, with no comparable bulk sale in the third quarter of 1998. Grand Harbor sold 12 units at an approximate average sales price of $517,000 during the three months ended September 30, 1999, while 15 units were sold during the corresponding period of 1998 at an approximate average of $415,000. At Oak Harbor, 9 units at an average sales price of $406,000 were sold during 1999 versus 3 units at an approximate average of $330,000 during the corresponding 1998 period. Southbridge sold 34 lots at an average sales price of approximately $41,500 during the three months ended September 30, 1999 as compared to 17 lots at an average of $42,500 for the corresponding period of 1998.

Also contributing to the growth in revenues was the increase in club operations. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the three months ended September 30, 1998 and 1999.

Patient service revenues increased in the three months ended September 30, 1999, compared to the same period in 1998, due to slightly higher patient levels.

A growth in real estate sales expense was primarily responsible for the increase in operating costs and expenses between the three months ended September 30, 1999 and 1998. This change corresponds chiefly to the increase in sales discussed earlier.

Gross margin as a percentage of real estate sales was 17% (21% excluding the sale of Ashburn Center) for the three months ended September 30, 1999, compared to 24% for the comparable period in 1998.

Club operations costs and expenses increased $119,491 for the three months ended September 30, 1999 as compared to 1998. This increase is chiefly due to the increase in club membership that was discussed earlier.

Patient services costs and expenses increased $15,716 between 1998 and 1999 which is attributable to higher patient levels.

An increase in other operating expenses between 1998 and 1999 also contributed to the rise in operating costs and expenses.

Total other expense decreased primarily as a result of an decrease in interest expense between 1998 and 1999. The decrease in interest expense is due to a net reduction in external indebtedness that was caused by significant loan payments made out of the proceeds from the previously discussed sale of Chapman's Landing and sales of units of at Grand Harbor and Oak Harbor. This was offset by an increase in related party interest expense between 1998 and 1999, due to higher outstanding payable balances as a result of additional advances during the second half of 1998 and the capitalization of unpaid interest on these advances into the loans at December 31, 1998.

The combination of the above changes resulted in a net loss of $881,441 ($0.14 per share) for the three months ended September 30, 1999, as compared to a net loss of $4,520,631 ($0.72 per share) for the three months ended September 30, 1998.

YEAR 2000 UPDATE

The Company has addressed the issue of computer programs and embedded computer chips that are unable to distinguish between the year 1900 and 2000. The problems arise from computer software and hardware that fail to distinguish dates in the "2000's" from dates in the "1900's", because historically computers and software have used only two digits to identify the year in a date. The Company has identified all of the assets that may be affected by this problem, and has completed an assessment of these assets, which include business computers and related software, building mechanical systems, and certain equipment. Most of the major or significant computer systems, mechanical systems, and equipment were assessed by inquiries with the related vendor or testing of the systems. The majority of the systems were found to be compliant. As of September 30, 1999, the Company has completed its assessment, effected any necessary replacements and predominantly all systems are now Y2K compliant. The approximate cost of modifications to become "Year 2000" compliant were $150,000.

The nature of the Company's business minimizes its exposure to the "Year 2000" problem. Nevertheless, it is possible that other significant risks could arise that were not identified during its review. Contingency plans are being developed to address various possible interruptions, which include the failure of accounting and related information systems including point of sales systems, building mechanical devises, and equipment. To date, the Company has identified and replaced all systems that could present a material risk of not being "Year 2000" ready. However, it is possible that unforeseen business interruptions could have a material adverse effect on the Company's financial condition and results of operations. Moreover, if any third parties that provide important goods or services to the Company fail to appropriately address their "Year 2000" issues, there could be a material adverse effect on the Company's financial conditions and results of operations.

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

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at September 30, 1999.


                                                                                       There               Fair
          (000,000's omitted)            2000      2001      2002    2003     2004     -after     Total    Value
-----------------------------------------------------------------------------------------------------------------
Fixed rate debt                               0.0       0.4     0.4      0.4      0.4      2.8       4.4     4.4
Average interest rate                        6.3%      6.3%    6.3%     6.3%     6.3%     6.3%

Variable rate LIBOR debt                      0.0       0.1     0.2      0.2     34.0      0.0      34.5    34.5
Average interest rate                        8.0%      8.0%    8.0%     8.0%     8.0%     0.0%

Variable rate prime debt                      6.4       1.1     0.1      0.0     55.6      0.0      63.2    63.2
Average interest rate                        9.5%      9.7%    9.7%     9.8%     9.8%     0.0%

Variable rate bank cost of funds debt         0.2       2.1     2.6      1.8      0.0      0.0       6.7     6.7
Average interest rate                        7.6%      7.6%    7.6%     7.6%     0.0%     0.0%

The table incorporates those exposures that exist as of September 30, 1999, and does not consider those exposures or positions which could arise after that date. As a result the Company's cost of funds with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 1999, the Company's hedging strategy during that period and interest rates.

                                               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County, Virginia against Atlantic Research Corporation (ARC) which was subsequently amended in November 1998. Legend was seeking specific performance under a real estate contract and any other relief the court would offer. During the first quarter of 1999, Legend and ARC came to an agreement concerning the real estate sales contract which resulted in Legend's acquisition of the second Ashburn Corporate Center parcel that was discussed previously. As a result, the litigation noted above was settled and dismissed during the second quarter of 1999.

General Legal Matters

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT NO.
3.1     Amended and Restated Certificate of Incorporation of the Registrant..(1)
3.2     Bylaws of Registrant, as amended and restated as of July 1, 1996..(2

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

------------------

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

        (b)       Reports on Form 8-K:

        No reports were filed on Form 8-K during the quarter ended September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 1999                 LEGEND PROPERTIES. INC


                                         By: /s/ Peter J. Henn
                                         --------------------------------
                                         Peter J. Henn
                                         President and Chief Executive Officer

                                         By: /s/ Robert B. Cavoto
                                         --------------------------------
                                         Robert B. Cavoto
                                         Chief Financial Officer