Form 10-K
period 1999-12-31
LEGEND PROPERTIES INC
filed 2000-04-17
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

Shares of common stock outstanding as of March 31, 2000: 6,290,874. The Registrants shares are not listed on an exchange or included in the NASDAQ quotation system. There is no established public trading market for the shares and the volume of trades in the secondary market does not permit the determination of the aggregate market value of the Registrants shares of common stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      See Exhibit index located on page 28

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS                                            1

ITEM 2. PROPERTIES                                                         6

ITEM 3. LEGAL PROCEEDINGS                                                  6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                7

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED
        SHAREHOLDER MATTERS                                                8

ITEM 6. SELECTED FINANCIAL DATA                                            9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        21

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                               21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               22

ITEM 11. EXECUTIVE COMPENSATION                                           23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                       25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   26

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K                                                      28

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

As of December 31, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company. On October 15, 1999 the Company received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. The Company's Board of Directors established a special committee to evaluate and consider the proposal. On January 6, 2000 the Board of Directors approved a merger and the Company and Holdings executed a Merger Agreement where Holdings will acquire all of the outstanding shares, not currently held by Holdings, for $0.50 per share in cash. The merger is subject to, among other things, approval by the shareholders and compliance with all applicable regulatory and governmental requirements.

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

RGI/US was a Washington corporation and until the Merger, was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings) which is an indirect majority-owned subsidiary of Aker RGI ASA, a Norwegian investment company with interests in cement and building materials, oil and gas technology, seafoods and other industries. At the time of the Merger, RGI/US, through various subsidiaries, owned, developed and operated the following real estate: (i) Grand Harbor, a 772-acre residential golf community located in Vero Beach, Florida; (ii) Oak Harbor, a 116-acre retirement community also located in Vero Beach, Florida which includes the Royal Palm Convalescent Center, a skilled nursing care facility licensed for 72 beds and (iii) a 164,724 square foot shopping center located in Lynnwood, Washington (the Lynnwood Center). The Lynnwood Center was sold in November 1997.

The Company's strategy is to realize and enhance the market potential of its remaining assets. The Company currently controls approximately 2,700 acres of land in a master planned community (Southbridge), a residential golf community (Grand Harbor) and a retirement community (Oak Harbor). During September 1999, the Company sold the Ashburn Corporate Center (Ashburn), a commercial business park development. The Company had acquired the front parcel of the project earlier in the year.

Legend is a diversified real estate development and operating company engaged in three primary business activities: real estate development and sales, club operations and patient services. The Company operates other ancillary operations that provide support services to its primary business activities but these ancillary operations are not material enough to be considered a primary business activity.

         Real Estate Development and Sales

The Real Estate Development and Sales activity is responsible for land planning, entitlements, land development, construction, and the sale of land parcels and finished homes.

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

Grand Harbor operates the Grand Harbor Golf and Beach Club which includes a clubhouse, two 18-hole golf courses, swimming and tennis facilities, and an ocean front beach club.

Oak Harbor operates the Oak Harbor Club which includes a clubhouse and a 9-hole golf course.

         Patient Services

The Patient Services activity is responsible for the management and operations of the assisted living and skilled care nursing facilities.

Oak Harbor operates Somerset House (assisted living facility) and Royal Palm Convalescent Center (skilled care nursing facility).

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

DESCRIPTION OF PROJECTS

Grand Harbor. Grand Harbor is a 772-acre gated residential golf community, located along the Indian River in Vero Beach, Florida, with two 18-hole championship golf courses and waterfront access with a marina containing 144 slips available for lease. The residences at Grand Harbor are clustered in individual islands affording a view of the surrounding golf courses and scenic waterways. Development of Grand Harbor began in 1987 and continued until 1990 when the Resolution Trust Corporation acquired the property and most development and construction activities were terminated. In 1991, affiliates of RGI/US acquired the project, completed the development of the marina and constructed the clubhouse facilities and continued the residential development. At December 31, 1999 the Company owned approximately 300 acres.

Grand Harbor offers two 18-hole championship golf courses: a Harbor Course designed by Pete Dye and a River Course designed by Joe Lee. The 28,000 square foot clubhouse, which serves both courses, also serves as a social center for Grand Harbor residents. Grand Harbor maintains 24-hour access control, together with a variety of amenities, including an on-site swimming facility and eight clay tennis courts and an off-site oceanfront beach club. Grand Harbor and Oak Harbor collectively received zoning entitlements for the development of a maximum of 2,688 residential units. The Company's business plan, however, contemplates the development of 1,196 residential units at Grand Harbor and 322 residential units at Oak Harbor (see below). The Company believes this plan best maximizes the value of these parcels based on existing and anticipated market conditions, even though these parcels are zoned for greater density. If market conditions change, the Company can increase, to a certain extent, the proportion of multi-family homes to be developed under existing zoning.

Grand Harbor currently offers single-family detached homes, duplexes and low-rise condominiums with sales prices ranging from approximately $200,000 to $1,100,000 with sizes ranging from 1,600 to over 5,000 square feet. Previously, golf course and riverfront lots were available at sales prices ranging from $165,000 to over $500,000. Through December 31, 1999, 746 residences had been sold and an additional 33 contracted for sale for delivery in early or mid 2000. Based on the current development plan, approximately 417 additional residences are planned for Grand Harbor. Grand Harbor has received governmental approvals for approximately 725,000 square feet of commercial space on 60 acres. In early 1998, a 20-acre parcel was sold for a luxury apartment project.

Grand Harbor currently derives revenue from the construction and sale of single-family detached homes, duplexes, condominiums and individual lots; the operation of club facilities; the rental of marina docks and the operation of a harbor facility. In conjunction with offering residential units for sale, Grand Harbor offers four (4) types of equity memberships in the Grand Harbor Golf and Beach Club: (i) full memberships for $40,000; (ii) golf and tennis memberships for $20,000; (iii) tennis memberships for $10,000; and (iv) social memberships for $7,500. Upon the completion of sale of the equity memberships, Grand Harbor will turn over management and control of the Grand Harbor Golf and Beach Club to its members.

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

Oak Harbor. Oak Harbor is a 116-acre luxury country club retirement community, located along the Indian River in Vero Beach, Florida. On-site amenities include the 36,000 square foot clubhouse, a 24,900 square foot assisted living facility with 24 private suites and a nine-hole golf course designed by Joe Lee. The clubhouse contains a community hall, arts and crafts room, hobby shop, game room, library and fitness center. Oak Harbor provides the opportunity to own a home within a community that offers on-site health care and a Club that offers a wide range of daily services designed to make life easier for residents. Oak Harbor Club members receive daily meals, transportation, housekeeping, social activities and access to optional health care. A discussion of Oak Harbor's zoning entitlements is included under "Grand Harbor". At December 31, 1999 the Company owned approximately 100 acres.

Oak Harbor offers condominiums and single-family homes ranging in price from $250,000 to $635,000 and ranging in size from 1,178 to 2,850 square feet. All residences have emergency call systems and trained health professionals are available 24 hours a day to handle emergencies. Three levels of health care, including skilled nursing, assisted living and home health care, are options available to Oak Harbor residents at an additional cost above the monthly Club dues described below.

-        Oak Harbor Club

         Membership in the Oak Harbor Club requires an initial $25,000 club deposit. Upon the re-sale of an Oak Harbor residence, the $25,000 club deposit is refundable subject to the new owner becoming a Club member and paying the deposit. In addition, there is an initiation fee equal to ten percent (10%) of the purchase price of the residence. This fee may be deferred until the residence is resold, but will then equal 10% of the greater of the initial purchase price or the sale price of the residence. (Currently, this initiation fee is waived for the first 125 Club members.) The Oak Harbor Club is a non-equity club and Oak Harbor will not turn over management and control to its members. Monthly dues, ranging from $1,800 for a single person to $2,320 for a couple, include among other things, one meal per day, local transportation around Oak Harbor and Vero Beach, weekly housekeeping and linen service, Club activities, green fees on Oak Harbor's private nine-hole golf course, and 24-hour emergency response service.

-        Royal Palm Convalescent Center

         The off-site Royal Palm Convalescent Center is a skilled care nursing facility licensed for 72 beds, which is currently configured for 50 beds in private and semi-private rooms. Royal Palm is a private facility, which does not accept Medicaid or Medicare patients and has received a Superior Rating the past 16 consecutive years from the Florida Department of Health and Rehabilitative Services.

         Daily rates range from approximately $159 for a semi-private room to $219 for a private suite. As of December 31, 1999, 37 beds were occupied (74%).

-        Somerset House

         The on-site Somerset House is one of the finest assisted living facilities in the United States. Initially constructed with 24 private suites with patios situated in private courtyards, the facility is designed as a "mini-clubhouse" versus the institutional style facilities prevalent in many communities. The facility's design allows expansion to up to 64 suites. The main building includes the common living, dining and kitchen facilities as well as the examination, consultation and home health care offices. The 24 private suites are located in a separate wing behind the main building. Each suite is 406 square feet and contains living, dining and kitchen facilities. A centrally located nurse's station is staffed 24 hours a day by nursing staff to provide assistance as needed.

         Daily rates range from $84 for Oak Harbor Club members to $135 for non-members. As of December 31, 1999 there were 8 suites occupied (33%).

Oak Harbor's current development plan is for a total of 322 residences consisting of villas, cottages and condominium units. As of December 31, 1999, 93 residences have been sold and an additional 14 residences were under contract for sale for delivery in early or mid 2000. Residential sales are subject to a non-refundable deposit of 20% of the sales price but are typically subject to cancellation by the purchaser under specified circumstances, such as the purchaser becoming incapable of independent living, or death. Although Oak Harbor is a retirement community, all residents must be capable of independent living at the time they join the Oak Harbor Club.

There are two competing lifecare communities located within a 35-mile radius of Oak Harbor. Indian River Estates, located in Vero Beach, and Sandhill Cove, located 32 miles south in Stuart, Florida. Both target a lower demographic prospect than Oak Harbor, have smaller average units than those offered by Oak Harbor, and do not offer home ownership to their residents.

Southbridge. Southbridge is a 2,685 acre mixed use master planned community located along the Potomac River in Prince William County, Virginia, approximately 24 miles south of Washington, D.C. Southbridge is located within close proximity to the major employment centers of Washington, D.C. The current development plan is for approximately 5,400 single-family detached homes, townhomes, garden apartments and condominiums as well as 4 million square feet of commercial space including office, flex-tech and retail. The project is anticipated to be built in phases over the next 15 - 20 years and will offer residents an assortment of amenities including a public 18 hole championship golf course, three clubhouse facilities with pools and tennis courts and a town center overlooking the Potomac River. At December 31, 1999 the Company owned approximately 2,300 acres.

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

Southbridge offers builders different residential lot products as follows:

                     STYLE                              LOT SIZE
                     -----                            -----------
                     Garden Apartments                        N/A
                     Condominiums                             N/A
                     Townhomes                                N/A
                     Carriage                            5,000 SF
                     Cottage                             6,000 SF
                     Village                             8,000 SF
                     Country                            10,000 SF
                     Estate                             20,000 SF

As of December 31, 1999, 792 residential lots have been sold and an additional 436 lots were under contract with 5 homebuilders for deliveries over the next several years. Of the 436 lots under contract, 70 single-family lots are developed and ready for delivery and 166 single-family lots are currently under development. Anticipated quarterly deliveries range from 22 to 30 lots. The Company continues to negotiate with other builders for additional residential lots sales contracts. Future engineering and development of residential lots will be timed to satisfy contractual requirements and anticipated market demands.

In November 1998, the Company formed Potomac Heritage Homes to construct and sell single family homes at various price points within Southbridge. Potomac Heritage's function is to compliment residential lot sale efforts. In early 2000, the Company ceased the operations of Potomac Heritage Homes and has one completed home available for sale.

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

OPERATING SEGMENTS

See the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Development and construction activities performed in the State of Florida are not seasonal, however development and construction activities performed in the State of Virginia are affected by inclement weather, with the majority of the development and construction work occurring between the months of March and November. As it relates to sales activities, the majority of revenues recorded related to sales in the State of Florida occur between the months of October and May, while revenues related to sales occurring in the State of Virginia are recorded more evenly throughout the year.

As of December 31, 1999, the Company had 350 employees including two executive officers.

The Company reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1999, the Company did not incur a material amount for capital expenditures for environmental matters nor does it anticipate making any material expenditures for environmental matters for the year ending December 31, 2000.

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

ITEM 2.  PROPERTIES

As of December 31, 1999, the Company owned interests in three properties. Below is a brief description of property interests owned by the Company:

        Name, Location and                Approx.               Date
         Type of Property                   Size              Acquired                      Description
-----------------------------------     -------------      ---------------    ----------------------------------------
Grand Harbor                             300 acres            6/91(1)         a 100% interest in a corporation
Vero Beach, FL                                                                which owns the subject property
Residential Development and Club
Facilities

Oak Harbor                               100 acres            6/91(1)         a 100% interest in a corporation
Vero Beach, FL                                                                which owns the subject property
Residential Development, Club and
Patient Services Facilities

Southbridge                             2,300 acres             5/91          a 100% interest in general partnerships
Prince William County, VA                                                     which own the subject property
Land Development

(1) The acquisition date represents the date the property was acquired by RGI/US or affiliates. RGI/US merged with and into the Company effective December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

Ashburn Corporate Center

During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County against Atlantic Research Corporation (ARC) which was amended during November 1998. Legend was seeking specific performance under a real estate sales contract to purchase approximately 28 acres in Loudoun County, Virginia (the Front Parcel) and any other relief the court would grant. During the first quarter of 1999, Legend and ARC reached an agreement concerning the real estate sales contract that resulted in Legend's acquisition of the Front Parcel (see Note 4 of the Notes to Consolidated Financial Statements). As a result, the litigation was withdrawn and dismissed in the second quarter of 1999.

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

During 1997, Legend sold a property known as the Laguna Seca Ranch to New Cities with Legend retaining a house with certain surrounding property known as Lot 40 together with certain access easements to the nearest public right-of-way. New Cities agreed, as part of the sale, to establish a separate legal parcel for Lot 40 subsequent to the sale. As part of the sale, Legend agreed to cooperate and share equally in certain costs with New Cities in negotiating an agreement concerning water service to the property with California-American Water Company (Cal-Am). Pursuant to this, Legend agreed to post $200,000 in an interest bearing escrow account held by Old Republic to pay any necessary amounts due from Legend in consummating an agreement with Cal-Am. An agreement was reached with Cal-Am on March 20, 1998 to provide the water needs, and Legend agreed with New Cities to contribute $60,000 out of the escrow to defray certain costs. On August 28, 1998 Cal-Am withdrew from its commitment. Subsequently, Old Republic released the $200,000 escrow with interest to New Cities.

Legend claimed that New Cities breached certain implied covenants in refusing to negotiate and consummate the agreement with Cal-Am, that New Cities failed to establish Lot 40 as a separate parcel, and that Old Republic wrongly released the funds in escrow to New Cities. Legend was seeking to recover $140,000 plus interest on the escrow, that

New Cities convey Lot 40, that New Cities pay approximately $75,000 of costs incurred by Legend for negotiating the agreement with Cal-Am and other damages.

During the first quarter of 2000, Legend and the defendants reached a settlement on all matters whereby New Cities agreed to pay Legend $100,000, net of $5,887 for the reimbursement of utilities and services, related to the settlement for the water services agreement and convey Lot 40 to Legend. Legend agreed to pay New Cities $119,743 for certain development costs associated with Lot 40 and to remove the Lis Pendens from Lot 40.

The Company is not aware of any other material pending legal proceedings as of March 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1999.

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

At March 31, 2000, there were 8,656 record holders of the Company's shares of common stock. Holdings owns approximately 80% of the outstanding common shares of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

For financial reporting purposes, the December 31, 1996 Merger of Banyan and RGI/US was treated as a recapitalization of RGI/US, with RGI/US as the acquirer of Banyan. Accordingly, the historical consolidated financial statements of Legend and the selected financial data presented below for 1995 and 1996 are those of RGI/US.

                                                             For the Year Ended December 31,
                             -------------------------------------------------------------------------------------------------
                                  1999                 1998                 1997              1996 (2)             1995
                             ----------------     ----------------     ---------------     ---------------    ----------------
Cash and Cash
Equivalents                  $     2,902,359      $     4,446,864      $   12,732,681      $    1,529,898     $     578,906
                             ===============      ===============      ==============      ==============     =============
Investment in Real
Estate (1)                   $    75,806,841      $    82,873,914      $  103,857,159      $  128,834,222     $  21,984,169
                             ===============      ===============      ==============      ==============     =============
Properties Owned at
December 31 (1)                            3                    4                   4                   6                 3
                             ===============      ===============      ==============      ==============     =============
Total Assets                 $   127,688,960      $   147,558,291      $  162,870,552      $  184,110,129     $  40,555,418
                             ===============      ===============      ==============      ==============     =============

Notes Payable to Banks
and Others                   $    21,587,213      $    40,722,737      $   60,411,332      $   86,700,617     $  23,288,065
                             ===============      ===============      ==============      ==============     =============

Payables to Related
Parties                      $    88,661,961      $    84,744,478      $   72,893,927      $   47,609,097     $  25,728,682
                             ===============      ===============      ==============      ==============     =============
Total Revenues               $    74,976,482      $    75,733,456      $   55,627,898      $   36,623,291     $   2,088,247
                             ===============      ===============      ==============      ==============     =============
Income Tax Benefit           $     9,331,542      $         --         $       --          $        --        $        --
                             ===============      ===============      ==============      ==============     =============
Net Loss                     $    (3,313,919)     $  (12,136,973)      $ (14,505,906)      $  (2,153,583)     $ (4,069,032)
                             ===============      ===============      ==============      ==============     =============
Net Loss Per Share of
Common Stock  - basic
and diluted (3)              $        (0.53)      $        (1.93)      $       (2.31)      $        (.49)     $       (.93)
                             ===============      ===============      ==============      ==============     =============


(1) "Investments in Real Estate" and "Properties Owned at December 31" include investments in Grand Harbor and Oak Harbor through December 31, 1995.

(2) Effective January 1, 1996, Grand Harbor Associates, Inc. (a wholly-owned subsidiary of Legend), a 45% owner of the Grand Harbor and Oak Harbor projects (the Projects), acquired an additional 45% interest in the Projects. Additionally, effective December 31, 1996, RGI/US merged with Banyan. Both of these business combinations were accounted for under the purchase method of accounting, wherein the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values. The accounts of these acquired companies have been included in the consolidated financial statements of Legend from the acquisition dates.

(3) For the years ended December 31, 1999 and 1998 there were 6,290,874 shares outstanding. For the years ended December 31, 1997, 1996 and 1995 the weighted average number of shares outstanding was 6,286,322, 4,392,163 and 4,386,983, respectively, due to the recapitalization of RGI/US on December 31, 1996 and the sale of 34,130 shares in 1996.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 1999, Holdings owns approximately 80% of the outstanding common shares of the Company. On October 15, 1999 the Company received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. The Company's Board of Directors established a special committee to evaluate and consider the proposal. On January 6, 2000 the Board of Directors approved a merger and the Company and Holdings executed a Merger Agreement where Holdings will acquire all of the outstanding shares, not currently held by Holdings, for $0.50 per share in cash. The merger is subject to, among other things, approval by the shareholders and compliance with all applicable regulatory and governmental requirements.

Since its merger in December 1996, Legend has focused its management efforts and financial resources on its core assets on the East Coast. Non-core assets, including a 565-acre land parcel (Laguna Seca Ranch) located in California and a 164,724 square foot retail shopping center located in the state of Washington (Lynnwood Center), were sold during 1997 for approximately $33 million. During October 1998, Legend sold the Chapman's Landing project to the State of Maryland and an environmental group for a total sales price of $28.5 million. During September 1999, the Company sold the Ashburn Corporate Center to an unaffiliated third party for approximately $15.2 million. The Company had acquired the front parcel of the project earlier in the year.

Legend is currently focused on continuing the development of infrastructure, amenities, residential land parcels and residential units at Grand Harbor, Oak Harbor and Southbridge consistent with approved zoning and development plans. At Southbridge, Legend intends to rezone the future phases of the project to allow continuation of its development plan. As Southbridge is still in the initial stages of development, where major investments in infrastructure improvements are required to realize the market potential, significant financial resources have been committed to infrastructure and land parcel improvements. The Company's ability to fully implement its business plan is dependent on, among other things, securing long-term and short-term financing related to the developments on acceptable terms. There can be no assurances that the Company will be able to obtain the necessary financing on acceptable terms, if at all. See "Factors Affecting Legend's Business Plan" below.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowings and loans from Holdings and affiliated entities to fund its construction and development activities, and ongoing operating expenses. Deferral of interest due to Holdings pursuant to the terms of the loan agreements has also allowed the Company to maintain and preserve its liquidity and capital resources.

During the year ended December 31, 1999 the Company utilized existing cash and cash equivalents, net sales proceeds from the sale of the Ashburn Corporate Center and third party borrowings to fund its development, construction and operating activities. The Company borrowed $3,750,000 from Holdings on a short-term basis which was repaid, along with accrued interest. In addition, a $1,743,682 principal payment was also repaid to Holdings.

During 2000, the Company contemplates continued expenditures for the development of residential lots and construction of residential homes at Grand Harbor, Oak Harbor and Southbridge, so that finished units and lots will be available during 2000 and beyond to satisfy existing real estate sales contracts. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the construction financing and securing additional construction lines from existing external lenders for the remainder. At Southbridge, the Company must arrange for development financing.

As of December 31, 1999, the Company's debt obligations, including payables to related parties of $88,661,961, totaled $110,249,174 of which $5,803,953 matures during 2000. None of these maturities relates to loans from

Holdings. In addition to the debt maturities under existing financings, as noted above, the Company requires additional financings to advance its business plan. As of December 31, 1999, the Company had $2,902,359 of cash and cash equivalents, which will not be sufficient to fund these obligations.

The Company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, Management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain interest payments as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at December 31, 1999.

For future construction and development activities, the Company anticipates utilizing existing construction lines or securing additional construction lines or development financing as noted above. Once construction lines or development financing are secured, they are typically renewed on an annual basis.

There can be no assurance that the Company will be able to secure the necessary future construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See "Factors Affecting Legend's Business Plan".

For each of Legend's projects, cash flow generated from operations can differ substantially from reported earnings, depending on the status of the development cycle. At Southbridge, which is in the initial stages of development, significant cash outlays are required for, among other things, land acquisitions, processing zoning and other regulatory approvals, construction of amenities, major roadways, infrastructure and debt service. Since a significant part of these initial expenditures is capitalized, income reported for financial statement purposes during the initial years may significantly exceed operating cash flow. At Grand Harbor and Oak Harbor, which have completed the initial stages of development, operating cash flow can exceed earnings reported for financial statement purposes, since the initial expenditures, which were incurred in a prior period and capitalized, are now being included as expenses.

1999 compared to 1998

Legend's cash and cash equivalents balance at December 31, 1999 and 1998, was $2,902,359 and $4,446,864, respectively. The decrease is attributable to cash used in financing activities of $23,320,522, which is partially offset by cash provided by operating and investing activities of $13,233,674 and $8,542,343, respectively.

Cash Flows from Operating Activities: For the year ended December 31, 1999, operating activities provided cash of $13,233,674.

Cash provided by operations in 1999 was primarily due to the following:

-        A net $14,983,248 reduction in inventory and assets held for sale.
         Assets held for sale decreased a net $7,916,175 million resulting from the sale of Ashburn. Real estate inventory decreased a net $7,067,073 million, due to unit and lot sales of 60, 28 and 135 at Grand Harbor, Oak Harbor and Southbridge, respectively, which reduced real estate inventory by $33,052,315. This decrease was offset by additional development and construction activities totaling $25,985,242.

- Related party interest expense of $7,513,708 that was accrued but not paid during 1999. This accrued interest was capitalized into the loan balance on December 31, 1999 in accordance with the terms of the related loan agreements.

- Deferred tax benefit of $4,573,900 that was recorded but not paid in 1999, related to the income tax benefit anticipated to be realized by the utilization of the Company's 1999 operating loss.

- Depreciation and amortization of $2,075,836 that resulted primarily from fixed asset depreciation for Grand Harbor and Oak Harbor and loan cost amortization.

Partially offset by the following:

- A net loss of $3,313,919 that was caused principally by substantial interest expense, corporate overhead, including severance and relocation costs of $850,000, and operating losses at Oak Harbor and Southbridge. These were partially offset by operating profits at Grand Harbor and Ashburn and the income tax benefit recorded. Grand Harbor's operating profit resulted primarily from residential unit sales which more than offset the losses generated from club operations. Ashburn's operating profit resulted primarily from the gain from the sale of the Ashburn Corporate Center. Sales at Oak Harbor and Southbridge exceeded prior years but were not sufficient for the projects to cover their overhead, and in the case of Oak Harbor, the losses generated by the club and assisted living operations.

- An increase in accounts and notes receivable and other assets of $2,113,928 and a decrease in accounts payable and other notes and liabilities of $1,337,371 during 1999. The increase in other assets is primarily attributable to the recording of a related party receivable representing the income tax benefit realized from the utilization of the Company's 1998 operating loss. Fluctuations in these accounts are generally due to the timing of the collection of accounts and notes receivable and the payment of certain liabilities, including trade payables, advances from customers and prepaid expenses. These fluctuations can vary significantly from period to period depending on the timing of sale closing, and development and construction activities. Due to the nature of Legend's business, significant fluctuations in operating assets and liabilities are not considered unusual.


Cash Flows from Investing Activities: The Company generated $8,542,343 from investing activities during 1999. Certain deposits that were held as collateral against a bank loan were released and used to pay down that debt pursuant to a renegotiated loan agreement. Customer deposits also declined as a result of sales activity which, when combined with the collateral release, resulted in a decline in restricted cash and investments of $8,415,490. Proceeds from the sale of property and equipment totaled $830,062, which results primarily from the sale of a condominium unit held by the Company in Grand Harbor. These changes were partially offset by the purchase of $703,209 of property and equipment.

Cash Flows from Financing Activities: For the year ended December 31, 1999, Legend utilized net cash in financing activities in the amount of $23,320,522, primarily for the repayment of $34,009,795 and $7,741,661 of unaffiliated and related party debt, respectively, partially offset by proceeds from borrowings of $14,874,271 from unaffiliated parties and $3,750,000 from related parties.

The Company borrowed $14,874,271 from unaffiliated parties, primarily at Grand Harbor ($10,948,516) and Oak Harbor ($3,094,070) under existing construction lines, to fund construction and development costs. Debt repayments to unaffiliated parties totaled $34,009,795 (Grand Harbor $13,183,277, Oak Harbor $11,334,354, Southbridge $2,980,000 and Ashburn $5,940,000). These funds were generated from the sale of residential units and club memberships, the release of the collateral deposit discussed above, the sale of the Ashburn Corporate Center and existing cash sources. In addition, the Company borrowed $3,750,000 from Holdings, which was used to pay $2,248,279 of maturing related party debt and a portion of external debt. This advance along with accrued interest and an additional $1,743,382 principal payment on another piece of the related party debt was repaid with the proceeds from the Ashburn sale.

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

Cash provided by operations in 1998 was primarily due to the following:

- A net $13,067,070 reduction in inventory and assets held for sale resulting from the sale of Chapman's Landing that was partially offset by the acquisition of Ashburn for approximately $7.9 million. In addition, development activities continued at Southbridge, which also offset the inventory decline related to the Chapman's Landing sale. Total land acquisition, development and construction activities were $36,561,117. This was offset by an aggregate inventory reduction of $49,628,187, due to the Chapman's Landing sale and unit or lot sales of 64, 22, and 63 at Grand Harbor, Oak Harbor and Southbridge, respectively.

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

Partially offset by the following:

- A net loss of $12,136,973 that was caused principally by substantial interest expense, corporate overhead and operating losses at Oak Harbor, Ashburn and Southbridge. These were partially counterbalanced by operating profits at Grand Harbor and the gain from the sale of Chapman's Landing. Sales at Oak Harbor were less than expected in 1998 and lower than 1997. Ashburn incurred certain costs associated with holding and marketing the property during the period it has been held for sale without any compensating revenues. Southbridge experienced delays in developing lots due to an extremely wet winter and spring in the Washington, DC area, and closed fewer lots than expected. Grand Harbor's operating profits resulted primarily from the sale of a 20-acre parcel of raw land and better than expected residential unit sales.


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

RESULTS OF OPERATIONS

Results of operations for the year ended December 31,1999 include the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge and Ashburn. Results of operations for the year ended December 31,1998 include the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge, Ashburn and Chapman's Landing. Results of operations for the year ended December 31,1997 consist of the consolidated revenues and expenses for Grand Harbor, Oak Harbor, Southbridge, Chapman's Landing, Laguna Seca Ranch and the Lynnwood Center. The 1999 change was the sale of Ashburn in September, 1999 while 1998 changes were the acquisition of Ashburn in March 1998 and the sale of Chapman's Landing in October 1998. The 1997 changes were the sales of the Laguna Seca Ranch and the Lynnwood Center in November and December 1997, respectively. Accordingly, the 1999, 1998 and 1997 results of operations are not comparable.

1999 compared to 1998

Total revenues dropped $756,974 between 1998 and 1999 due to a decrease in real estate sales revenues which was partially offset by increases in club operations, patient services and other revenues. These changes are discussed in further detail below.

Real estate sales revenues decreased $2,982,020 in 1999 as compared to 1998, as a result of a decrease in revenues from the bulk sale of properties. During 1998, Chapman's Landing was sold for $28.5 million while in 1999 Ashburn was sold for $15.2 million. In addition, a 20-acre land parcel was also sold during 1998 at Grand Harbor for $1.9 million yielding a net decrease of $15.2 million in bulk sales revenue. This decline was substantially offset by increases in unit and/or lot sales at Grand Harbor ($24,413,833), Oak Harbor ($11,142,766) and Southbridge ($5,895,581).

Grand Harbor's real estate sales totaled 60 units in 1999 versus 64 units in 1998 (which included 10 resale units). The average sales price was approximately $436,000 in 1999 compared to $365,000 for 1998. At Oak Harbor, 28 units were sold during 1999 as opposed to 22 units during 1998, at an average sales price of approximately $382,000 in 1999 compared to $390,000 in 1998. Sales prices range from $200,000 to $1,100,000 at Grand Harbor and $250,000 to $635,000 at
Oak Harbor. Accordingly average unit sales prices may fluctuate dramatically from period to period depending upon factors such as the unit type and location of the product sold.

At Southbridge, lot sales increased from 63 in 1998 to 135 in 1999. The increase from 1998 to 1999 occurred primarily because additional sections were opened in 1999 and certain sections had a full year of deliveries in 1999 versus a partial year in 1998. The average Southbridge lot sale price for 1999 was $42,000, which is comparable to the 1998 average of $40,500.

The Company's backlog at December 31, 1999 was as follows:

                                                                   CONTRACT
                                                    UNITS           VALUE
                                                 ---------      -------------
                         Grand Harbor                   33      $  17,126,137
                         Oak Harbor                     14          6,390,600
                         Southbridge                   436         21,033,500
                                                 ---------      -------------
                                                       483      $  44,550,237
                                                 =========      =============


Club memberships increased between 1998 and 1999 as a result of the continued progress in the sales and development activities at both Grand Harbor and Oak Harbor, and was the chief component in the rise in club operations revenue.

Patient services revenues increased slightly in 1999 as compared to 1998 due to slightly higher patient levels.

Total operating costs and expenses rose $619,942. This is mainly due to an increase in club operating costs partially offset by a decrease in cost of real estate sales.

Real estate sales expense decreased in 1999 from 1998 by $686,378 primarily due to the $10.5 million decrease in the costs associated with the bulk sale of property ($13.3 million in 1999 for Ashburn versus $23.8 million in 1998 for Chapman's Landing and the 20-acre Grand Harbor land parcel). The decrease was almost completely offset by the increase in the overall number of units sold and changes in unit type, which were described previously. The gross margin as a percentage of real estate sales revenues was 21% (24% excluding Ashburn) as compared to 24% for 1998 (26% excluding Chapman's Landing and the sale of a 20-acre land parcel at Grand Harbor). The slight decline in the average gross margin is attributable to an increase in the number of Southbridge units in the total, which generate a lower gross margin versus Grand Harbor and Oak Harbor. Gross margins by project, excluding bulk land sales, are comparable for 1999 and 1998. Even so, gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor can fluctuate significantly from period to period depending upon the type and location of the product sold.

Club operation expenses increased in 1999 over 1998 mainly in response to the growth in club operation revenues.

Selling, general and administrative costs declined slightly in 1999 as compared to 1998 due to a reduction in professional fees from better management of those relationships and reductions in real estate taxes and homeowner association subsidies resulting from the general sales progress of the projects. Also contributing to the decline was the elimination of operating expenses for Chapman's Landing in 1999 since the project was sold during 1998. These cost reductions were almost completely offset by the onetime expense of $850,000 for severance and relocation costs in 1999.

Patient services costs and expenses increased slightly in 1999 as compared to 1998 which is attributable to higher patient levels.

Net other expense decreased $868,428 between 1999 and 1998 primarily due to a decline in external debt interest expense, offset by an increase in related party debt interest expense and a drop in interest income. The interest expense decline resulted from a net reduction in outstanding external debt. Reductions in cash and cash equivalents available for short-term investment account for most of the decline in interest income between 1999 and 1998.

Income tax benefit generated in 1999 was $9,331,542 versus $0 in 1998. The 1999 income tax benefit resulted from the realized and anticipated to be realized utilization of the Company's 1998 and 1999 operating losses by an affiliated consolidated tax group, pursuant to a new Tax Sharing and Allocation Agreement which has an effective date retroactive to January 1, 1998.

These changes yielded a decrease in the net loss of $8,823,054 (a net loss for 1999 of $3,313,919 or $0.53 per share, as compared to $12,136,973 or $1.93 per share for 1998).

1998 compared to 1997

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

Substantial Debt Obligations

         As of December 31, 1999 the Company's outstanding notes payable to banks and others aggregated $21,587,213, of which $5,803,953 matures in 2000, $6,696,620 in 2001 and $9,086,640 in 2002 and thereafter. Additionally, as of December 31, 1999 payables to related parties totaled $88,661,961, which matures in 2003. As of December 31, 1999 the Company had $2,902,359 of cash and cash equivalents, which will not be sufficient to fund these obligations.

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

Lack of Geographic Diversification

The Southbridge property is located in close proximity to Washington, D.C. Similarly, Grand Harbor and Oak Harbor are both located in close proximity to Vero Beach, Florida. Economic weakness or recession in either of these two areas, or the occurrence of other adverse circumstances could have a material adverse effect on Legend's results of operation and financial condition.

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

Shares Available for Future Sale

As of December 31, 1999, Holdings owns approximately 80% of Legend's outstanding shares of common stock. These shares are subject to resale restrictions but a portion may, in certain circumstances, be registered for sale. Sales of a substantial number of these shares of common stock in the public market or the perception that sales occur could adversely affect the market price of the common stock and Legend's ability to raise capital in the future.

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

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at December 31, 1999.

                                                                                                                        Fair
       (in millions)                 2000        2001        2002         2003        2004   Thereafter    Total       Value
                                     ----        ----        ----         ----        ----   -----------    -----       -----
Fixed rate debt                      0.4         0.4          0.3         0.4          0.4       2.5          4.4         4.4
Average interest rate                5.8%        5.8%         5.7%        5.7%         5.6%      5.5%

Variable rate LIBOR debt             0.1         0.2          0.2        34.5          0.0       0.0         35.0        35.0
Average interest rate                8.9%        8.9%         8.9%        8.9%         0.0%      0.0%

Variable rate prime debt             3.2         3.6          0.0        57.5          0.0       0.0         64.3        64.3
Average interest rate               10.3%       10.4%         0.0%       10.5%         0.0%      0.0%

Variable rate bank cost of
funds debt                           2.1         2.5          1.9         0.0          0.0       0.0          6.5         6.5
Average interest rate                8.7%        8.7%         8.7%        0.0%         0.0%      0.0%


The table incorporates those exposures that exist as of December 31, 1999, and does not consider those exposures or positions which could arise after that date. As a result, the Company's cost of funds with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 1999, the Company's hedging strategy during that period and interest rates.

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

         The directors and the executive officers of the Company as of March 31, 2000 are:

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

Walter E. Auch, Sr., age 79, was the Chairman and Chief Executive Officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, he was Executive Vice President, Director and a member of the executive committee of Paine Webber. Mr. Auch is a Director of Pimco L.P., Brinson Partners Funds, Advisors Series Trust, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds, Fort Dearborn Fund, Semele Group, Inc. and BSRT Management Corp. and a Trustee of Banyan Strategic Realty Trust, Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a director of the Company since 1988.

Helge Lund, age 37, is presently Chief Operating Officer of Aker RGI ASA. Prior to his appointment Mr. Lund was Executive Vice President of Aker RGI ASA, responsible for Investments since January 1999. Mr. Lund is a graduate of the Norwegian School of Economics and Business Administration and has an MBA from INSEAD in France. He serves as a director for Aker Maritime ASA, Constructor Dexion Group PLC, Atlas Stord AS and Polynor Partners AS. Mr. Lund has been a director of the Company since March 1999.

Jan Petter Storetvedt, age 44, is presently Senior Vice President, Investments Real Estate of Aker RGI ASA. Since March 1997, he has served as chairman of the board of Avantor ASA. From December 1991 to March 1997, he served as President, Chief Executive Officer and Director of Avantor ASA, a Norwegian publicly traded real estate company. Mr. Storetvedt has been Chairman of the Board of the Company since June 1997.

Robert M. Ungerleider, age 58, is presently the President of Pilot Books, a book publisher located in Greenport, New York, and practices law with and is of counsel to the firm of Felcher, Fox & Litner P.C., in New York, New York. He has founded, developed and sold a number of start-up ventures including Verifone Finance, an equipment leasing business, SmartPage, a paging service company and Financial Risk Underwriting Agency, Inc., an insurance agency specializing in financial guarantee transactions. Prior to these endeavors, Mr. Ungerleider practiced real estate and corporate law for ten years. Mr. Ungerleider received his B.A. Degree from Colgate University and his Law Degree from Columbia University Law School. Mr. Ungerleider has been a director of the Company since 1988.

Fred E. Welker, III, age 52, has been the President of Realty Financial Advisors, Inc., a real estate investment banking firm, since January 1993. From 1982 to 1992, Mr. Welker was the Executive Vice President for the Southeast Regional Office of Sonnenblick-Goldman Company, a real estate investment banking firm. From 1981 to 1982, Mr. Welker was Vice President-Joint Ventures for American Savings & Loan Association, and from 1976 to 1981 he was a commercial loan officer with First Federal of Broward (merged with Glendale Federal). Mr. Welker has been a director of the Company since January 1997.

Peter J. Henn, age 39, has been President and Chief Executive Officer of the Company since March 1999. Prior to his appointment, Mr. Henn was Vice President, General Counsel and Secretary of the Company since November 1997. Since March 1994, Mr. Henn has represented certain of the Company's Florida subsidiaries and provided real estate closing and escrow services to the company as President of Harbor Title & Escrow Company. Mr. Henn received his B.A. and M.A. in Economics from Florida Atlantic University and his J.D. from the University of Miami School of Law.

Robert B. Cavoto, age 39, has been Vice President, Chief Financial Officer and Assistant Secretary of the Company since November 1997. During 1997, prior to this appointment, Mr. Cavoto was a financial consultant to LPI Development, Inc., a subsidiary of the Company. From 1991 to 1997, he was an Asset Manager with Banyan Management Corp., and was responsible for entitlement, development, financing and disposition activities for a portfolio of mixed-use and residential land developments. From 1988 to 1991, Mr. Cavoto was Vice President of finance for a real estate company. Prior to that he was a manager in KPMG LLP's real estate practice. Mr. Cavoto received his B.S in accounting from Northern Illinois University and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

A.       DIRECTOR COMPENSATION

The Directors are paid an annual fee of $15,000, payable quarterly, plus $875 for each board or audit committee meeting attended in person and $250 an hour for any of these meetings attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the Board. The three Directors not associated with Aker RGI ASA were paid an additional fee of $10,000 for serving on the Special Committee that was established to evaluate and consider the merger proposal from Holdings (see Note 14 of Notes to the Consolidated Financial Statements).

B.       EXECUTIVE COMPENSATION

Salary Compensation Table. The following information is furnished with respect to Executive Officers whose compensation for the year ended December 31, 1999 exceeded $100,000:

                                                                                Annual Compensation
                                                                   ----------------------------------------------
           Name and Principal Position                 Year          Salary           Bonus          All Other
                                                                                                   Compensation
  -----------------------------------------------    ---------     -----------      -----------    --------------
  Peter J. Henn                                        1999        $212,680          $88,333            N/a
  President and Chief Executive Officer (1)            1998           n/a              n/a              N/a
                                                       1997           n/a              n/a              N/a


  Robert B. Cavoto,                                    1999        $115,000          $15,000            N/a
  Vice President, Chief Financial Officer and          1998        $105,000          $30,000          $11,078
  Assistant Secretary                                  1997             n/a            n/a              n/a


(1) Mr. Henn has served as President and Chief Executive Officer of the Company since March 1999. During 1998 and 1997, Mr. Henn was compensated under a Legal Services Agreement between the Company and the law firm of Peter J. Henn, P.A. The Legal Services Agreement provided, among other things, that the Company would pay $210,000 for legal services provided to the Company for the fiscal year ending December 31, 1999 and that Harbor Title & Escrow would continue to provide title insurance, as required, at the minimum title insurance rates allowed under Florida law.

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

There were no stock options granted to or exercised by any present or former executive officer during the years ended December 31, 1999 and 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following entity is known by the Company (based on filings on Schedule 13d) to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 2000.

                                        Name and Address of                      Amount of                   Percent
      Title of Class                      Beneficial Owner                 Beneficial Ownership            of Interest
---------------------------     -------------------------------------     ------------------------     --------------------
Shares of Common                 RGI Holdings, Inc. and affiliates               5,057,646                     80%
Stock, $0.01 par value              2025 First Avenue, Suite 830
                                     Seattle, Washington 98121

The following table sets forth the ownership interest and shares owned directly or indirectly by the directors and principal officers of the Company as of March 31, 2000:

                                        Name and Address of                        Amount of                  Percent
      Title of Class                      Beneficial Owner                 Beneficial Ownership (1)         of Interest
----------------------------    -------------------------------------     ----------------------------    -----------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain relationships and other significant transactions with related parties during 1999 and outstanding intercompany balances as of December 31, 1999 and 1998:

Consulting and Other Fees

The Company paid the law firm of Peter J. Henn, P.A. $56,875 during the fiscal year ending December 31, 1999 for legal services under the Legal Services Agreement prior to his appointment as President and Chief Executive Officer.

Receivables

As of December 31, 1999 the Company has included in other assets a $4,757,642 receivable from Resource Group International, Inc. (RGI), the parent company of Holdings, related to a income tax benefit realized from the utilization of the Company's 1998 operating loss. The income tax benefit is derived from the Company's inclusion in an affiliated consolidated tax group, of which RGI is the common parent, pursuant to a new Tax Sharing and Allocation Agreement.

Payables

Payables to related parties consist of the following at December 31:                    1999                 1998
                                                                                     -----------          ------------
         Mortgage note payable to Holdings with interest payable quarterly at
         LIBOR plus 2.5%. Principal payments equal to 20% of Southbridge and 50%
         of other collateral sales revenues is payable quarterly with the balance due April 1, 2003. The debt is secured by certain real estate inventory and property. Unpaid interest will be capitalized
         into the principal balance annually.                                        $31,238,050            30,649,872

         Mortgage note payable to Holdings with interest at Prime plus 2% and partially secured by certain real estate inventory. Interest and principal are payable quarterly after certain other debt payments, provided that a $4.5 million cash reserve remains. Quarterly principal payments are equal to 80% of the defined net cash flow for Southbridge,
         Grand Harbor, and Oak Harbor with the balance due April 1, 2003. Unpaid interest will be capitalized into the principal
         balance annually.                                                            38,525,416           35,024,632

         Unsecured note payable to RGI, Inc. with interest at Prime plus 2%.
         Principal and interest is payable on the same terms, but after payments on the Mortgage note payable discussed immediately above with the remainder due April 1, 2003. Unpaid interest will be
         capitalized into the principal balance annually.                             18,503,058            16,821,696

         Unsecured note payable to Holdings, interest at Prime plus 2%.
         Principal and interest due June 1, 1999.                                           -                2,248,278
         Other                                                                           395,437                     -
                                                                                     -----------          ------------
                                                                                     $88,661,961            84,744,478
                                                                                     ===========          ============

Holdings has provided to the Company a $5 million credit facility to provide sufficient working capital to fund ongoing development, construction and operating activities. The credit facility provides for interest at Prime plus 2%, matures on April 1, 2003 and is secured by certain real estate inventory and property. The fundings purpose and repayment terms are to be agreed upon prior to drawing on this facility.

Indemnity

Aker RGI ASA, the indirect parent of Holdings, has provided an indemnity, to a maximum of $15,000,000, to the bonding company for development bonds at Southbridge, of which an aggregate total of approximately $13.5 million was outstanding at December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit No.

3.1      --      Amended and Restated Certificate of Incorporation of
                 Registrant.(1)

3.2      --      Bylaws of Registrant, as amended and restated as of July 1,
                 1996.(2)

10.1     --      Edward F. Podboy's Employment Contract dated March 31, 1998.
                 (3)

10.2     --      Credit Agreements, Notes and Warrants between Registrant and
                 Morgens Waterfall, Vintiadis & Co. Inc.(4)

10.3     --      Loan Modification Agreement, dated as of May 20, 1996, by and between Registrant and RGI Holdings, Inc. (SoGen Loan).(5)

10.4     --      Loan Modification Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc. (Morgens Loan).(5)

10.5     --      Registration Rights Agreement, dated as of May 21, 1996, by and between Registrant and RGI Holdings, Inc.(5)

10.6     --      Second Stipulation and Agreement of Settlement, signed
                 September 17, 1997, In Re: Banyan Mortgage Investment Fund
                 Shareholders Litigation. (6)

21.1     --      Subsidiaries of the Registrant.

27.1     --      Financial Data Schedule.

99.1     --      Form of Director Stock Option Agreements dated July 1, 1993,
                 July 24, 1994 and July 7, 1995.(7)

99.2     --      Form of Executive Stock Option Agreements dated July 1, 1993,
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

         (b)      Reports on Form 8-K:

       The following reports on Form 8-K were filed during the quarter ended December 31,1999:

                 Current Report on Form 8-K filed on October 20, 1999 disclosed the sale of the Ashburn Corporate Center to a non-affiliated third party.

                 Current Report on Form 8-K filed on October 25, 1999 disclosed the receipt of a proposal for the merger of the Company with a wholly owned subsidiary of Holdings.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LEGEND PROPERTIES, INC.

                                               By:  /s/ Peter J. Henn
                                                  -----------------------------
                                                    Peter J. Henn, President,
April 14, 2000                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Peter J. Henn                              Date:    April 14, 2000
   -----------------------------
    Peter J. Henn, President,
    Chief Executive Officer

By:/s/Robert B. Cavoto                            Date:    April 14, 2000
   -----------------------------
    Robert B. Cavoto,
    Chief Financial Officer, Vice President
    and Assistant Secretary

By:/s/Walter E. Auch, Sr.                         Date:    April 14, 2000
   -----------------------------
    Walter E. Auch, Sr., Director

By:/s/Helge Lund                                  Date:    April 14, 2000
   -----------------------------
    Helge Lund, Director

By:/s/Jan Petter Storetvedt                       Date:    April 14, 2000
   -----------------------------
    Jan Petter Storetvedt, Director

By:/s/Robert M. Ungerleider                       Date:    April 14, 2000
   -----------------------------
    Robert M. Ungerleider, Director

By:/s/Fred E. Welker, III                         Date:    April 14, 2000
   -----------------------------
    Fred E. Welker, III, Director

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGES
                                                                      ----------
Independent Auditors' Report .....................................           F-2

Consolidated Balance Sheets at December 31, 1999 and 1998.........           F-3

Consolidated Statements of Operations For the Years Ended
     December 31, 1999, 1998 and 1997.............................           F-4

Consolidated Statements of Stockholders' Equity (Deficit)
     For the Years Ended December 31, 1999, 1998 and 1997.........           F-5

Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1999, 1998 and 1997.............................     F-6 - F-7

Notes to Consolidated Financial Statements........................    F-8 - F-25


     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Legend Properties, Inc.:


We have audited the accompanying consolidated balance sheets of Legend Properties, Inc. (a subsidiary of RGI Holdings, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of Legend Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                KPMG LLP


West Palm Beach, FL
April 12, 2000

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                   1999            1998
--------------------------------------------------------------------------------------------------------------
                                   Assets

Real estate inventory                                                          $   75,806,841      82,873,914

Asset held for sale                                                                      --         7,916,175
Cash and cash equivalents                                                           2,902,359       4,446,864
Restricted cash and investments                                                    10,602,370      19,017,860
Accounts and notes receivable                                                       3,106,856       1,491,267
Property and equipment, net                                                        22,869,703      24,645,281
Intangibles, net of accumulated amortization of  $1,733,331 in 1999 and
     $1,052,895 in 1998                                                             1,446,007       1,646,542
Other assets, net of accumulated amortization of $3,808,433 in 1999 and
     $3,646,481 in 1998                                                            10,954,824       5,520,388
                                                                               -------------------------------

                                                                               $  127,688,960     147,558,291
                                                                               ===============================

                     Liabilities and Stockholders' Equity

Notes payable to banks and others                                              $   21,587,213      40,722,737
Payables to related parties                                                        88,661,961      84,744,478
Accounts payable                                                                    3,354,368       3,033,693
Other notes and liabilities                                                        12,785,204      14,443,250
                                                                               -------------------------------
                                                                                  126,388,746     142,944,158
                                                                               -------------------------------

Stockholders' equity :
     Common stock, $.01 par value. Authorized 10,000,000 shares; 6,311,678 shares issued and 6,290,874 shares outstanding at December 31,
         1999 and 1998                                                                 63,117          63,117
     Additional paid-in capital                                                    44,171,103      44,171,103
     Accumulated deficit                                                          (42,812,690)    (39,498,771)
     Treasury stock, 20,804 shares at cost at December 31, 1999 and 1998             (121,316)       (121,316)
                                                                               -------------------------------

Total stockholders' equity                                                          1,300,214       4,614,133
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------

                                                                               $  127,688,960     147,558,291
==============================================================================================================

See accompanying notes to the consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                        1999               1998              1997
-------------------------------------------------------------------------------------------------------------------------
Revenues:
     Real estate sales                                              $  62,236,880        65,218,900       43,595,507
     Club operations                                                    7,159,132         5,953,105        5,344,575
     Patient service                                                    2,755,349         2,600,866        2,718,014
     Rent                                                                    -                 -           2,186,157
     Other                                                              2,825,121         1,960,585        1,783,645
                                                                    -----------------------------------------------------

                          Total revenues                               74,976,482        75,733,456       55,627,898
                                                                    -----------------------------------------------------

Operating costs and expenses:
     Real estate sales                                                 48,941,809        49,628,187       31,343,932
     Club operations                                                    7,962,199         7,291,432        6,364,169
     Patient service                                                    2,074,879         1,919,183        1,521,292
     Rental operations                                                       -                 -             359,325
     Other                                                              2,271,702         1,417,681          612,207
     Selling, general and administrative                               15,323,065        15,414,245       18,265,252
     Depreciation and amortization                                      1,809,525         2,092,509        1,780,904
                                                                    -----------------------------------------------------

                         Total operating costs and expenses            78,383,179        77,763,237       60,247,081
                                                                    -----------------------------------------------------

Operating loss                                                         (3,406,697)       (2,029,781)      (4,619,183)
                                                                    -----------------------------------------------------

Other income (expenses):
     Interest income                                                      623,951           944,800        1,386,920
     Interest income, related party                                          -                 -              73,339
     Interest expense, including loan cost amortization                (2,249,319)       (5,596,055)      (7,503,319)
     Interest expense, related party                                   (7,733,829)       (5,853,716)      (4,823,954)
     Other, net                                                           120,433           397,779          727,575
                                                                    -----------------------------------------------------

                         Net other expense                             (9,238,764)      (10,107,192)     (10,139,439)
                                                                    -----------------------------------------------------

Loss before minority interests and income tax benefit                 (12,645,461)      (12,136,973)     (14,758,622)

Minority interests in loss of consolidated subsidiaries                      -                 -             252,716
                                                                    -----------------------------------------------------

Loss before income tax benefit                                        (12,645,461)      (12,136,973)     (14,505,906)

Income tax benefit                                                      9,331,542              -                -
                                                                    -----------------------------------------------------

Net loss                                                            $  (3,313,919)      (12,136,973)     (14,505,906)
                                                                    =====================================================

Net loss per share = basic and diluted                              $        (.53)            (1.93)           (2.31)
                                                                    =====================================================

Weighted average number of common shares outstanding                    6,290,874         6,290,874        6,286,322
=========================================================================================================================

See accompanying notes to the consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                           COMMON STOCK            ADDITIONAL                                            TOTAL
                                     -------------------------      PAID-IN        ACCUMULATED         TREASURY      STOCKHOLDERS'
                                       SHARES       PAR VALUE       CAPITAL          DEFICIT            STOCK       EQUITY (DEFICIT)
                                     ----------    -----------    ------------     ------------     ------------     ------------
Balances at December 31, 1996         6,277,548    $    62,776    $ 43,793,708     $(12,855,892)    $    (11,316)    $ 30,989,276

    Purchase of fractional shares          --             --           (22,267)            --               --            (22,267)
    Repurchase of shares                   --             --              --               --           (110,000)        (110,000)
    Sale of stock                        34,130            341         399,662             --               --            400,003
    Net loss                               --             --              --        (14,505,906)            --        (14,505,906)
                                     ----------    -----------    ------------     ------------     ------------     ------------

Balances at December 31, 1997         6,311,678         63,117      44,171,103      (27,361,798)        (121,316)      16,751,106

    Net loss                               --             --              --        (12,136,973)            --        (12,136,973)
                                     ----------    -----------    ------------     ------------     ------------     ------------

Balance at December 31, 1998          6,311,678         63,117      44,171,103      (39,498,771)        (121,316)       4,614,133

       Net loss                            --             --              --         (3,313,919)            --         (3,313,919)
                                     ----------    -----------    ------------     ------------     ------------     ------------

Balance at December 31, 1999          6,311,678    $    63,117    $ 44,171,103     $(42,812,690)    $   (121,316)    $  1,300,214
                                     ==========    ===========    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    1999            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                  $ (3,313,919)     (12,136,973)     (14,505,906)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
              Depreciation and amortization of intangible assets                  1,809,525        2,092,509        1,780,904
              Loanamortization                                                      266,311          884,958        1,424,591
              Gain on sale of assets held for sale                                     --               --           (195,076)
              Related party interest expense not paid                             7,513,708        5,853,716        4,721,217
              Related party interest income not collected                              --               --            (72,537)
              Deferred tax benefit                                               (4,573,900)            --               --
              Minority interests in loss                                               --               --           (252,716)
              Change in certain assets and liabilities:
                    Decrease in real estate inventory                             7,067,073       20,983,245          906,677
                    Decrease (increase) in assets held for sale                   7,916,175       (7,916,175)       8,301,604
                    Increase in accounts and notes receivable and other
                     assets                                                      (2,113,928)      (4,132,798)        (541,903)
                    Increase (decrease) in accounts payable and other notes
                     And liabilities                                             (1,337,371)       4,662,756       (5,504,042)
                                                                               ------------     ------------     ------------

                Net cash provided by (used in) operating activities              13,233,674       10,291,238       (3,937,187)
                                                                               ------------     ------------     ------------

Cash flows from investing activities:
     Decrease (increase) in restricted cash and investments                       8,415,490       (3,787,322)       7,260,767
     Purchase of property and equipment                                            (703,209)        (791,440)      (6,297,341)
     Loans to related parties                                                          --               --            (20,000)
     Collection of loans to related parties                                            --               --            398,434
     Proceeds from sale of property and equipment                                   830,062             --               --
     Proceeds from assets held for sale                                                --               --         19,436,029
                                                                               ------------     ------------     ------------

                Net cash provided by (used in) investing activities               8,542,343       (4,578,762)      20,777,889
                                                                               ------------     ------------     ------------


Cash flows from financing activities:
     Proceeds from notes payable to bank and others                              14,874,271       21,569,532       19,653,062
     Repayment of notes payable to bank and others                              (34,009,795)     (41,258,127)     (45,942,347)
     Proceeds from loans from related parties                                     3,750,000        6,000,000       20,702,720
     Repayment of loans from related parties                                     (7,741,661)          (3,165)        (139,107)
     Payment of loan fees                                                          (193,337)        (306,533)        (179,983)
     Repurchase of common and fractional shares                                        --               --           (132,267)
     Sale of common shares                                                             --               --            400,003
                                                                               ------------     ------------     ------------

                Net cash used in financing activities                           (23,320,522)     (13,998,293)      (5,637,919)
                                                                               ------------     ------------     ------------

Net (decrease) increase  in cash and cash equivalents                            (1,544,505)      (8,285,817)      11,202,783

Cash and cash equivalents at beginning of year                                    4,446,864       12,732,681        1,529,898
                                                                               ------------     ------------     ------------

Cash and cash equivalents at end of year                                       $  2,902,359        4,446,864       12,732,681
                                                                               ============     ============     ============

                                                            (Continued)

See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                1999         1998          1997
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information -
     Cash paid during the year for interest, net of amount capitalized of
        $950,124 in 1999, $1,137,447 in 1998 and $903,978 in 1997            $1,282,799     4,699,226     5,811,516
                                                                             ==========    ==========    ==========

Supplemental Schedule of Noncash Investing and Financing Transactions:
     Purchase of minority interest in exchange for cancellation of a note
         receivable and accrued interest                                     $     --            --       1,681,584
                                                                                                         ==========

===================================================================================================================


See accompanying notes to consolidated financial statements.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

   (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US) (see Note 2). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings). As of December 31, 1999, Holdings owns approximately 80 percent of the outstanding common shares of Legend.

         As of December 31, 1999, Legend owns, operates and develops real estate through its wholly owned subsidiaries as follows:

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

                           GHPH includes nine corporations and seven limited partnerships and was formed in 1991 to acquire and develop a 772 acre residential golf community in Indian River County, Florida. Grand Harbor (the development) is planned for 1,196 mid to high-end residential units. The development has numerous amenities and facilities, including golf and beach clubs, two 18-hole championship golf courses, tennis courts and a marina.

                           OHPH includes eight corporations and a limited partnership and was formed in 1993 to develop a 116 acre senior retirement community in Indian River County, Florida, with an on-site assisted living facility. In 1994, an off-site skilled nursing facility was acquired.

                  - VMIF/Anden Southbridge Venture and VMIF/Anden Wayside Venture (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see Note 2)), were formed in 1991 to hold and develop Southbridge, a 2,685 acre master planned community in Prince William County, Virginia planned for approximately 5,400 residential units, 4,000,000 square feet of non-residential uses (including office, R&D, commercial, industrial, and other similar uses) and an 18 hole golf course.


         During 1999, 1998 and 1997, Legend disposed of the following operating and development properties:

                  - Ashburn Corporate Center, LC (ACCLC) an 82% owned subsidiary, was formed in March 1998 to hold and develop the Ashburn Corporate Center, a 116-acre commercial business park development project in Loudoun County, Virginia planned for office and flex/tech uses. During 1999, the Company sold the Ashburn Corporate Center for $15.2 million.

                  - VMIF Charles County Venture, a wholly owned subsidiary, (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see Note 2)) was formed in 1991 to hold and develop Chapman's Landing, a 2,227 acre master planned community in Charles County, Maryland. Chapman's Landing was sold during October 1998 for $28.5 million.

                  - BMIF Monterey County Corp., a wholly owned subsidiary, (for financial reporting purposes, acquired on December 31, 1996 as part of the merger with Banyan (see

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


                           Note 2)) was formed to hold and develop a 565-acre land parcel in Monterey County, California known as the Laguna Seca Ranch (Laguna). During 1997, the Company sold Laguna for $12.8 million.

                  - American Property Investments, Inc. (API) was formed for the purpose of acquiring, renovating and operating the Lynnwood Shopping Center in Lynnwood, Washington (acquired in November 1987). In November 1997, API sold Lynnwood Center for $20.1 million.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Legend and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         REAL ESTATE INVENTORY

         Real estate inventory is recorded at cost, reduced for impairment losses, if any. Inventoried costs consist of land (including any related legal, engineering and other acquisition costs) common improvements, amenities, construction in progress and completed residential units. Interest, real estate taxes and other carrying costs are capitalized only for discrete parcels or units undergoing active development. The costs of common improvements are allocated to discrete parcels or units based on relative sales values or specific identification.

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

         RESTRICTED CASH AND INVESTMENTS

         Restricted cash includes customer deposits and various escrow accounts with local governments and others related to the completion of certain development of $5,168,410 and $7,007,417, and cash held in bank as loan collateral of $1,057,046 and $7,341,731 at December 31, 1999 and 1998,
         respectively.

         Restricted investments include an irrevocable trust consisting of three annuities totaling $4,376,914 and $4,668,712 at December 31, 1999 and 1998, respectively, which is solely to provide security for payment on a note payable. The annuity contracts will fully satisfy the note through annual principal and interest payments.

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

                Buildings and improvements         31 - 39 years
                Furniture and fixtures               3 - 7 years
                Land Improvements                       15 years
                Marina                                  15 years

         INTANGIBLES

         Intangibles include goodwill and a non-compete agreement. Goodwill, which represents the excess of the purchase price over fair value of net assets acquired, is amortized using the straight-line method for periods from thirteen and a half to fifteen years. The recoverability of goodwill is assessed by comparing estimated undiscounted future operating cash flows over the remaining amortization period to the current net asset balance. If impairment is identified, any loss is measured based on projected discounted future operating cash flows using a discount rate reflecting Legend's average cost of funds. The non-compete agreement is amortized using the straight-line method over a period of fifteen years, the term of the agreement.

         OTHER ASSETS

         Included among other assets are deferred loan costs that are amortized using the straight-line method over the term of the related debt.

         STOCK-BASED COMPENSATION

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement
         123). This standard allows the use of either the fair value based method described in Statement 123 or the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees." ("APB 25") The Company has elected to continue accounting for stock based compensation under the APB 25 method and disclose the pro forma impact of Statement 123.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         DEPOSITS

         Included in other liabilities are customer deposits on real estate sales, rental and club memberships of $6,667,812 and $7,765,853 at December 31, 1999 and 1998, respectively. The real estate sales and rental deposits are held in restricted bank accounts, which were $3,719,814 and $5,470,785 at December 31, 1999 and 1998, respectively.
         Among these are certain associate member deposits that will be refunded at the end of the related term or upon cancellation by the member.


         REVENUE RECOGNITION

         Revenues on retail sales of real estate are recorded upon the closing and transfer of title to the buyer, whereas rental revenue is recognized over the respective tenant lease terms (1 to 30 years) using the straight-line method. Sales of equity memberships in the Grand Harbor Golf and Beach Club (Club) are included in real estate sales. Club assets at Grand Harbor are an amenity which is charged to the cost of real estate sales sold based on real estate sold. Membership dues for Grand Harbor are billed on an annual basis and recognized as revenue ratably over the year.


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

         For tax purposes, the Company is included in an affiliated consolidated tax group, of which Resource Group International Inc. is the common parent, pursuant to a new Tax Sharing and Allocation Agreement.

         ADVERTISING COSTS

         Costs of advertising, promotion and marketing are generally charged to operations as incurred. These expenses were $2,664,880 in 1999, $2,431,072 in 1998 and $2,395,134 in 1997.

         SEGMENT INFORMATION

         The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1998. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 14.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date for Statement 133 was delayed by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB No. 133"("Statement 137"), to fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2001, and that the statement will not have a significant financial statement impact upon adoption.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         RECLASSIFICATIONS

         Certain amounts in prior years consolidated financial statements have been reclassified to conform to the 1999 presentation.



(2)      LIQUIDITY

         As of December 31, 1999, the Company's debt obligations, including payables to related parties of $88,661,961 (see Note 6), totaled $110,249,174 of which $5,803,953 matures by December 31, 2000. None of these maturities relate to payables to Holdings. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of December 31, 1999, the Company had $2,902,359 of cash and cash equivalents, which will not be sufficient to fund these obligations.

         The company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at December 31, 1999.


(3)      ACQUISITIONS

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

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

(4)      REAL ESTATE INVENTORY AND ASSET HELD FOR SALE

         REAL ESTATE INVENTORY

         Real estate inventory consisted of the following at December 31, 1999:

                                               Initial cost to Legend            Cost Adjustments
                                             ---------------------------     -------------------------
    Name, approximate size         Encum-                  Building and                  Building and
       Type and location          brances       Land       Improvements         Land     Improvements
-----------------------------    ---------   -----------   -------------     ---------   -------------
Grand Harbor, 300-acre           Note 5
residential development in       (G-J)
Vero Beach, FL                               $ 9,059,365         -              -          16,642,981

Oak Harbor, 100-acre             Note 5
residential development in       (C-F)
Vero Beach, FL                                 3,494,372         -              -           9,687,223

Southbridge, 2,300-acre          Note 5(A)
mixed use land development in    Note 6
Prince William County, VA        (A-B)        20,397,886        7,146,670       -           9,497,544
                                             --------------------------------------------------------

                                             $32,951,623        7,146,670       -          35,827,748
                                             ========================================================


                                                             Valuation
                                                           adjustment and
                                             Building       accumulated
                                               And          depreciation                       Date of        Date
       Description             Land        improvements   and amortization     Total (a)     Construction   Acquired
---------------------------------------------------------------------------------------------------------------------
Grand Harbor, 300-acre
residential development
in Vero Beach, FL           $ 9,059,365     16,642,981        (119,200)       25,583,146          (b)         03/91

Oak Harbor, 100-acre
residential development
in Vero Beach, FL             3,494,372      9,687,223            -           13,181,595          (b)         05/91

Southbridge, 2300-acre
mixed use land
development in Prince
 William County, VA          20,397,886     16,644,214            -           37,042,100          (b)         12/96
                           --------------------------------------------------------------
                            $32,951,623     42,974,418        (119,200)       75,806,841
                           ==============================================================

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         a) Reconciliation of real estate inventory for the years ended December 31:

                                                               1999              1998               1997
         -----------------------------------------------------------------------------------------------------
         Balance at beginning of year                     $  82,873,914       103,857,159       128,834,222
         -----------------------------------------------------------------------------------------------------
         Reallocation of purchase price Banyan                     -                  -             415,869
         Net dispositions through sale                      (33,052,315)      (47,425,324)      (47,784,281)
         Acquisitions                                              -                  -           1,260,019
         Net additions                                       25,985,242        26,442,079        21,250,530
         Valuation adjustment                                      -                  -            (119,200)
         -----------------------------------------------------------------------------------------------------

         Balance at end of year                           $  75,806,841        82,873,914       103,857,159
         =====================================================================================================

         b) Properties are currently at various stages of development and entitlement. The build-out of the projects is expected to continue for periods ranging from 5-20 years under the current development plans.

         ASSET HELD FOR SALE

         At December 31, 1998, Asset Held for Sale represents the carrying value of the Ashburn Corporate Center. On April 19, 1999, Ashburn Front Five LLC, a wholly owned subsidiary of the Company, acquired the second parcel of the Ashburn Corporate Center which comprises nearly 28 acres for an approximate purchase price of $4,300,000. In Management's view, the acquisition of the additional parcel was necessary to facilitate the disposition of the entire Ashburn Corporate Center.

         In April 1999, the Company executed a contract for the sale of the entire project to an unrelated third party. In accordance with the contract, the purchaser deposited a $100,000 non-refundable deposit into escrow. Subsequently, the purchaser was unwilling to move forward with the closing so in June 1999 the Company, in accordance with the contract, terminated the contract and received the $100,000 deposit. The deposit was recorded as other income in the Company's consolidated financial statements.

         On September 27, 1999, the Company, through its majority owned subsidiaries, Ashburn Corporate Center, LC and Ashburn Front Five, LLC, sold the land and related improvements of the Ashburn Corporate Center to Catapult Ventures LLC, an unrelated third party.

         The sales price of the property was $15,150,000 (before closing costs of approximately $790,000.) The Company used a portion of the proceeds to repay existing mortgage notes of $5,940,000 (see Note 6 (K)) and related party debts of $3,750,000 on the credit facility advance from Holdings and $1,743,682 on additional Holdings debt. The sale resulted in a gain for financial reporting purposes of approximately $2,000,000.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

(5)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following at December 31:

                                                                                  1999          1998
                  -----------------------------------------------------------------------------------------
                  Marina                                                    $    2,683,471       2,683,471
                  Buildings and improvements                                    14,124,773      14,602,202
                  Furniture, fixtures and equipment                              7,433,063       7,225,351
                  Depreciable land improvements                                  2,014,677       2,014,677
                  -----------------------------------------------------------------------------------------

                                                                                26,255,984      26,525,701

                  Less accumulated depreciation and amortization                 8,129,706       6,623,845
                  -----------------------------------------------------------------------------------------

                                                                                18,126,278      19,901,856

                  Land (including golf course land)                              4,743,425       4,743,425
                  -----------------------------------------------------------------------------------------

                                                                            $   22,869,703      24,645,281
                  =========================================================================================


(6)      NOTES PAYABLE TO BANKS AND OTHERS

         Notes payable to banks and others consists of the following at December 31:

         (Reference to note 3)                                                        1999           1998
         -----------------------------------------------------------------------------------------------------
         (A)      Note payable to others, interest only payable monthly at
                  12 percent, principal due April 20, 1999, secured by
                  certain real estate inventory.                                  $       -          2,950,000

         (B)      Note payable to bank, interest payable monthly at prime
                  rate plus 1.0 percent (9.50 percent at December 31,
                  1999); principal is due during 2000.                                 259,521            -

         (C)      Note payable to others, interest at 6.34 percent, due in
                  annual installments of $600,000, including interest
                  through July 1, 2009.  Secured by annuity contracts.               4,345,780       4,650,912

         (D)      Notes payable to banks, interest payable monthly at the
                  banks' cost of funds rate (not to exceed the LIBOR rate
                  plus .50 percent) plus 2.25 percent (8.7113 percent at
                  December 31, 1999); principal payments of $786,597,
                  $969,000 and $692,712 due in 2000, 2001 and 2002,
                  respectively.  Secured by second mortgages on certain              2,448,309       3,048,309
                  real estate inventory and property.

         (E)      Notes payable to banks, interest payable monthly at
                  LIBOR plus 2.50 percent and prime rate plus 1.0 percent
                  (8.66 percent to 9.50 percent at December 31, 1999);
                  principal payments of $887,361, $160,143, $177,519 and
                  $3,326,698 due in 2000, 2001, 2002 and 2003,
                  respectively. Secured
                  by first mortgages on certain real estate inventory,               4,551,721      11,433,815
                  certain property and equipment.

         (F)      Construction revolving line of credit, interest payable
                  monthly at the prime rate plus 1 percent (9.50 percent
                  at December 31, 1999), due December 2000. Secured by
                  first mortgages on certain real estate inventory,
                  certain property and equipment.  Total advances are not              845,163       1,287,663
                  to exceed $16,000,000.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements


         (G)      Notes payable to bank, interest payable monthly at the
                  bank's cost of funds rate (not to exceed the LIBOR rate
                  plus .50 percent) plus 2.25 percent (8.7113 percent at
                  December 31, 1999); principal payments of $1,283,395,
                  $1,581,000 and $1,207,288 due in 2000, 2001 and 2002,
                  respectively.  Secured by first and second mortgages on            4,071,683       4,741,701
                  certain real estate inventory.

         (H)      Notes payable to banks, interest payable monthly at the
                  prime rate (8.50 percent at December 31, 1999);
                  principal is due November 2000. Secured by a first
                  mortgage on
                  certain real estate inventory.                                       371,698       1,732,588


         (I)      Construction revolving lines of credit payable to banks:
                  principal payments of $1,022,549 and $3,611,986 due
                  October 2000 and December 2001, respectively. Interest
                  payable monthly at the prime rate (8.50 percent at
                  December 31, 1999). Secured by a first mortgage on                 4,634,535       4,743,556
                  certain property.  Total advances are not to exceed
                  $16,000,000.

         (J)      Notes payable to others, interest at 7.50 percent to 9.0
                  percent; principal and interest due during 1999.
                  secured by a first mortgage on certain real estate                      -             91,000
                  inventory.

         (K)      Note payable to others, interest due monthly at 18%,
                  principal due September 6, 1999. Secured by a first
                  mortgage on
                  assets held for sale.                                                   -          5,940,000


         (L)      Other                                                                 58,803         103,193
                                                                                   -----------      ----------
                                                                                   $21,587,213      40,722,737
--------------------------------------------------------------------------------------------------------------


         Scheduled principal maturities of notes payable to banks and others at December 31, 1999 are as follows:

                  2000                              $  5,803,953
                  2001                                 6,696,620
                  2002                                 2,447,661
                  2003                                 3,719,841
                  2004                                   414,927
                  Thereafter                           2,504,211
                  -----------------------------------------------
                                                    $ 21,587,213
                  ===============================================

         In conjunction with the acquisition of Royal Palm Convalescent Center by OHPH in June 1994, an irrevocable trust consisting of three annuities was established for the sole purpose of providing security for payments due on the note payable to others (see (C)). The annuity contracts totaled $4,225,298 and $4,512,127 at December 31, 1999 and 1998, respectively, plus accrued interest receivable of $151,616 and $156,585, and will fully satisfy the annual principal and interest payments of $600,000 under the note payable through maturity on July 1, 2009.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

   (7)   RELATED PARTY TRANSACTIONS

         The following is a summary of other significant transactions and accounts with related parties during 1999, 1998 and 1997 and as of December 31, 1999 and 1998:

         RECEIVABLES

         As of December 31, 1999 the Company has included in other assets a $4,757,642 receivable from RGI, Inc., the parent company of Holdings, related to the utilization of the benefit of a deferred tax asset recorded by the Company. The benefit is derived from the Company's inclusion in RGI, Inc.'s consolidated tax return.

         PAYABLES

         Payables to related parties consist of the following at December 31:

                                                                                      1999             1998
                                                                                  ------------      ----------
         (Reference to note 3)
         (A)   Mortgage note payable to Holdings with interest payable
               quarterly at LIBOR plus 2.5%. Principal payments equal
               to 20% of Southbridge and 50% of other collateral sales
               revenues is payable quarterly with the balance due April
               1, 2003. The debt is secured by certain real estate
               inventory and property.  Unpaid interest will be capitalized
               into the principal balance annually.                               $ 31,238,050      30,649,872

         (B)   Mortgage note payable to Holdings with interest at
               Prime plus 2% and secured by certain real estate
               inventory.  Interest and principal are payable
               quarterly after certain other debt payments
               provided that a $4.5 million cash reserve
               remains.  Quarterly principal payments are equal
               to 80% of the defined net cash flow for
               Southbridge, Grand Harbor, and Oak Harbor with
               the balance due April 1, 2003.  Unpaid interest
               will be capitalized into the principal balance                       38,525,416      35,024,632
               annually.

         (C)   Unsecured note payable to RGI, Inc. with interest at
               Prime plus 2%. Principal and interest is payable on the
               same terms, but after payments on the Mortgage note
               payable discussed immediately above with the remainder
               due April 1, 2003. Unpaid interest will be capitalized
               into the principal
               balance annually.                                                    18,503,058      16,821,696

         (D)   Unsecured note payable to Holdings, interest at Prime
               plus 2%.  Principal and interest due June 1, 1999.                         -          2,248,278


         (E)      Other                                                                395,437            -
                                                                                  ------------      ----------

                                                                                  $ 88,661,961      84,744,478
         =====================================================================================================


         The entire $88,661,961 related party payable (principal and accrued interest) is due on April 1, 2003.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         Holdings has provided to the Company a $5 million credit facility to provide sufficient working capital to fund ongoing development, construction and operating activities. The credit facility provides for interest at Prime plus 2%, matures on April 1, 2003 and is secured by certain real estate inventory and property. Funding purpose and repayment terms are to be agreed upon prior to drawing on this facility.

         On May 18, 1999, the Company borrowed $3,750,000 under the $5 million credit facility with Holdings. Funds from the $3,750,000 advance were used to repay a $2,248,279 unsecured note payable to Holdings which matured on June 1, 1999 and to repay a portion of a $2,950,000 note payable to an unrelated third party.

         On September 29, 1999, the $3,750,000 advance plus accrued interest was repaid to Holdings. In addition, the Company made an additional $1,743,682 principal payment to Holdings pursuant to the Company's agreement with Holdings. Funds for the repayments were generated by the sale of the Ashburn Corporate Center, as discussed in Note 3.


         INDEMNITY

         Aker RGI ASA, the indirect parent of Holdings, has provided an indemnity, to a maximum of $15,000,000, to the bonding company for development bonds at Southbridge, of which an aggregate total of approximately $13,500,000 was outstanding at December 31, 1999.


         CONSTRUCTION AGREEMENT

         Prior to December 31, 1999, Proctor Construction Company (Proctor) provided all development and construction services at Grand Harbor and Oak Harbor since Legend acquired the projects. Donald C. Proctor is the majority shareholder of Proctor, and an affiliate of Mr. Proctor owned 10 percent of GHPH and OHPH (the corporations that own Grand Harbor and Oak Harbor, see Note 2). This exclusive contract was effective through December 31, 1999, with fees equal to the cost of the work, a 7 percent overhead charge and a 5 percent profit fee, half of which was payable to GHPH and OHPH. There can be no assurance that Legend purchased these services at prevailing market rates.

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

 (8)     INCOME TAXES

         Income tax benefit attributable to loss from continuing operations consists of:


                                              Current       Deferred       Total
         Year ended December 31, 1999:
                US federal                 $(4,757,642)    (4,573,900)    (9,331,542)
                State and local                   -              -              -

         Year ended December 31, 1998:
                US federal                        -              -              -
                State and local                   -              -              -
                                           ============    ===========    ===========


         Income benefit attributable to loss from continuing operations was $9,331,542 and $0 for the years ended December 31, 1999 and December 31, 1998, respectively, and differed from the amount computed by applying the US federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:


                                                                                 1999                 1998
         Computed "expected" tax benefit
         Increase (reduction) in income taxes                                $(4,299,457)          (4,126,571)
             Resulting from:
             State and local income taxes, net of
                 Federal income tax benefit                                     (493,173)            (473,341)
             Change in the beginning-of-the-year Balance of the valuation allowance For deferred tax assets allocated To income tax
                 benefit                                                     (12,247,900)           3,711,000
             Change in Valuation allowance due to
                 Election to treat loss carryover as
                 Expiring                                                     12,451,570                 -
             Amount attributable to benefit received
                 Due to prior year loss utilized by
                 Parent company                                               (4,757,642)                -
             Permanent items, primarily due
                 Due to meals and entertainment, etc.                               -                 467,212
             Other                                                                15,060              421,700
                                                                             ------------         ------------
             Total                                                           $(9,331,542)                -
                                                                             ============         ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                     1999                 1998
         Deferred tax assets:
             Real estate inventory and assets held for sale                      $20,492,000           20,488,000
             Deferred income                                                         245,000              270,000
             Net operating loss carryforwards                                     12,685,000           20,324,000
             Organization and loan fees                                              771,000              849,000
             Other                                                                     -                  176,000
                                                                                 -----------          -----------
         Total gross deferred tax assets                                          34,193,000           42,107,000
         Less valuation allowance                                                 28,702,100           40,950,000
                                                                                 -----------          -----------

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

                                                     1999               1998
                                                     ----               ----
         Net deferred tax asset                   5,490,900          1,157,000

         Deferred tax liabilities:
             Property and equipment                 523,000            516,000
             Inventory                              354,000               -
             Other                                   40,000            641,000
                                                 ----------         ----------
             Gross deferred liabilities             917,000          1,157,000
                                                 ----------         ----------
         Net deferred tax asset                   4,573,900               -
                                                 ==========         ==========

         The net deferred tax asset of $4,573,900 is recorded in other assets at December 31, 1999.

         The valuation allowance for deferred tax assets as of January 1, 1999 was $40,950,000. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $12,247,900. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of the deferred assets and liabilities, projected future taxable income and the planning strategies in making this assessment. Based upon the historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that Legend will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

         A receivable from Legend's parent company, representing the tax benefit obtained by the utilization of its 1998 operating loss, has been established in 1999 in accordance with a new tax sharing agreement used by the consolidated group which has an effective date retroactive to January 1, 1998. (see Note 7)

         As of December 31, 1999, Legend has a net operating loss carryforward of approximately $33,500,000 which substantially expires in 2000, 2001, 2002 and 2003. This excludes net operating losses which were previously elected to be treated as expiring under Internal Revenue Code Regulation Section 1.1502-32(b)(4).


   (9)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Legend's financial instruments also include restricted investments, consisting of an irrevocable trust fund containing three annuities, established to provide the annual payments required on the note payable to others (see Note 5(c)). The annual distributions from the annuities fully satisfy the interest and principal payments of the note payable. Moreover, these annuities cannot be surrendered and, therefore, have no cash value. Because the restricted investments and the note payable are inextricably linked, the fair value of each is considered to be the carrying amounts reported in the balance sheet.


  (10)   CONCENTRATION OF ASSETS

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

         The following is a summary of stock option activity:

                                              Option price       Number of shares
         -------------------------------------------------------------------------
         Balance at December 31, 1996       $11.69 to $28.13         25,280

         Granted                              $4.50 to $7.75          9,300

         Forfeited                           $4.50 to $28.13        (20,500)
         -------------------------------------------------------------------------

         Balance at December 31, 1997        $4.50 to $17.19         14,080

         Granted                                    -                  -
         -------------------------------------------------------------------------

         Balance at December 31, 1998        $4.50 to $17.19         14,080

         Granted                                    -                  -
         -------------------------------------------------------------------------

         Balance at December 31, 1999        $4.50 to $17.19         14,080
         =========================================================================


         At December 31, 1999, the number of options exercisable was 14,080. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan and therefore no compensation cost has been recognized for the Plan.

         An insignificant amount of compensation cost would have been recorded had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.


 (12)    EMPLOYEE BENEFIT PLAN

         The Company sponsors a defined contribution plan that provides employees of the Company an opportunity to accumulate funds for their retirement. Employees are eligible to join the plan if they are at least 21 years of age, have completed one year of service with the Company, and worked a minimum of 1,000 hours. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to the plan were approximately $53,000, $47,000 and $83,000 in 1999, 1998 and 1997, respectively.

  (13)   COMMITMENTS & CONTINGENCIES

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         LEASES

         The Company is obligated under various leases covering office space and equipment. Minimum payments under these leases are:

         Fiscal Year                                         Operating
         --------------------------------------------------------------
          2000                                               $ 237,225
          2001                                                 189,715
          2002                                                  39,013
          2003                                                  14,031
          2004                                                   1,862
         --------------------------------------------------------------
                  Total minimum lease payments               $ 475,596
         --------------------------------------------------------------

         Rent expense was $307,221, $228,445 and $259,363 for years 1999, 1998 and 1997, respectively.

LEGAL PROCEEDINGS

         Ashburn Corporate Center

         During August 1998, Legend filed a lawsuit and a memorandum of Lis Pendens in the Circuit Court of Loudoun County against Atlantic Research Corporation (ARC), which was amended during November 1998. Legend was seeking specific performance under a real estate sales contract and any other relief the court would offer. During the first quarter of 1999, Legend and ARC reached an agreement concerning the real estate sales contract which resulted in Legends acquisition of the second parcel in ACC (see Note 3). As a result, the litigation was withdrawn and dismissed in the second quarter of 1999.


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

         Legend claimed that New Cities breached certain implied covenants in refusing to negotiate and consummate the agreement with Cal-Am, that New Cities failed to establish Lot 40 as a separate parcel, and that Old Republic wrongly released the funds in escrow to New Cities. Legend was seeking to recover $140,000 plus interest on the escrow, that New Cities convey Lot 40, that New Cities pay approximately $75,000 of costs incurred by Legend for negotiating the agreement with Cal-Am, and other damages.

         During the first quarter of 2000, Legend and the defendants reached a settlement on all matters whereby New Cities agreed to pay Legend $100,000, net of $5,887 for the reimbursement of utilities and services, related to the settlement for water service agreement and convey Lot 40 to Legend. Legend agreed to pay

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

         New Cities $119,743 for certain development costs associated with Lot 40 and to remove the Lis Pendens from Lot 40.

         General Legal Matters

         The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

(14)     PURCHASE OFFER

         On October 15, 1999, the Company announced that it received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. Pursuant to the offer, Holdings would acquire all of the outstanding shares of the Company's common stock not currently held by Holdings, for $0.13 per share in cash. Holdings holds approximately 80% of the Company's common stock.

         The Company's Board of Directors established a special committee to evaluate and consider the proposal. The proposed merger is subject to, among other things, (i) the execution of a definitive merger agreement, containing customary terms, (ii) approval of the transaction by the Company's special committee, Board of Directors and shareholders, (iii) compliance with all applicable regulatory and governmental requirements and (iv) receipt of an opinion from the special committee's financial advisor that the consideration to be received by the public shareholders is fair from a financial point of view.

         On January 6, 2000, the Company's Board of Directors and Holdings executed a definitive merger agreement where Holdings will acquire all of the outstanding shares, not currently held by Holdings, for $0.50 per share in cash. The transaction is anticipated to close during the second quarter of 2000.


(15)     OPERATING SEGMENTS

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


                                                                                Other,
                                   Real           Club          Patient     Corporate and
                                  Estate       Operations      Services     Eliminations(1)    Total
                                 ---------     ----------      ---------    ---------------  ---------
($000 omitted)

1999
Revenues                         $  62,237          7,159          2,756          2,825         74,977
Operating costs and expenses       (59,157)        (9,480)        (3,532)        (6,214)       (78,383)
Other income/(expenses)             (8,231)          --             (277)         8,600             92
Net income (loss) before
    Minority interest            $  (5,151)        (2,321)        (1,053)         5,211         (3,314)
                                 =========      =========      =========      =========      =========

Total assets                        86,425         13,199         14,717         13,348        127,689

Capital expenditures             $     424             90              0            189            703
                                 =========      =========      =========      =========      =========

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)

                   Notes to Consolidated Financial Statements

1998
Revenues                         $  65,219          5,953          2,601          1,960         75,733
Operating costs and expenses       (61,202)        (9,485)        (3,455)        (3,621)       (77,763)
Other income/(expenses)             (8,790)        (1,151)          (301)           135        (10,107)
                                 ---------      ---------      ---------      ---------      ---------
Net income (loss) before
    Minority interest            $  (4,773)        (4,683)        (1,155)        (1,526)       (12,137)
                                 =========      =========      =========      =========      =========

Total assets                       113,101         13,684         15,523          5,250        147,558
Capital expenditures             $     338            160           (135)           429            792
                                 =========      =========      =========      =========      =========

1997
Revenues                         $  43,596          5,345          2,718          3,969         55,628
Operating costs and expenses       (44,916)        (8,499)        (2,736)        (4,096)       (60,247)
Other income / (expenses)          (10,452)          (711)          (127)         1,150        (10,140)
                                 ---------      ---------      ---------      ---------      ---------
Net income (loss) before
   Minority interest             $ (11,772)        (3,865)          (145)         1,023        (14,759)
                                 =========      =========      =========      =========      =========

Total assets                       120,192         14,487         15,622         12,570        162,871
Capital expenditures             $   1,042            958          3,840            457          6,297
                                 =========      =========      =========      =========      =========

(1) Other includes other segments, which were not reportable in 1999 and 1998. These other segments were not reported in earlier periods since they were disposed of prior to 1998 and it was impractical to report separately.