Form 10-Q
period 2000-03-31
LEGEND PROPERTIES INC
filed 2000-05-22
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

            Shares of common stock outstanding as of May 12, 2000:  6,290,874.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited)
        and December 31, 1999.................................................3

        Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2000 and 1999 (unaudited).............................4

        Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 1999 (unaudited).............................5

        Notes to Condensed Consolidated Financial Statements (unaudited)......6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................8

Item 3  Quantitative and Qualitative Disclosures about Market Risks..........14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................15

Item 6. Exhibits and Reports of Form 8-K.....................................16

Signatures...................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2000                  1999
---------------------------------------------------------------------------------------------------------------------------------
                                                Assets
                                               --------

Real estate inventory                                                                       $   71,461,811             75,806,841
Cash and cash equivalents                                                                        2,250,482              2,902,359
Restricted cash and investments                                                                 12,045,787             10,602,370
Accounts and notes receivable                                                                    4,344,083              3,106,856
Property and equipment, net                                                                     22,458,316             22,869,703
Intangible assets, net                                                                           1,407,957              1,446,007
Other assets, net                                                                                7,072,531             10,954,824
                                                                                            -------------------------------------
                                                                                            $  121,040,967            127,688,960
                                                                                            =====================================
                                  Liabilities and Stockholders' Equity
                                  ------------------------------------

Notes payable to banks and others                                                           $   18,736,042             21,587,213
Payables to related parties                                                                     86,091,128             88,661,961
Accounts payable                                                                                 2,832,807              3,354,368
Other notes and liabilities                                                                     13,235,363             12,785,204
                                                                                            -------------------------------------
                                                                                               120,895,340            126,388,746
                                                                                            -------------------------------------

Stockholders'equity :
      Common stock, $.01 par value.  Authorized 10,000,000 shares;
        6,311,678 shares issued and 6,290,874 shares outstanding                                    63,117                 63,117
      Additional paid-in capital                                                                44,171,103             44,171,103
      Accumulated deficit                                                                      (43,967,277)           (42,812,690)
      Treasury stock, 20,804 shares                                                               (121,316)              (121,316)
                                                                                            -------------------------------------
                                          Total stockholders' equity                               145,627              1,300,214
                                                                                            -------------------------------------
                                                                                            $  121,040,967            127,688,960
                                                                                            =====================================


See accompanying notes to the Condensed Consolidated Financial Statements

                     LEGEND PROPERTIES INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Real estate sales                                                                     $     13,327,228          15,023,361
      Club operations                                                                              2,726,439           2,188,669
      Patient services                                                                               695,104             694,157
      Other                                                                                          431,330             746,926
                                                                                            ------------------------------------
                                   Total revenues                                                 17,180,101          18,653,113
                                                                                            ------------------------------------

Operating costs and expenses:
      Real estate sales                                                                           10,250,207          10,990,730
      Club operations                                                                              2,255,907           2,150,668
      Patient services                                                                               515,636             504,724
      Other                                                                                          503,587             575,243
      Selling, general and administrative                                                          2,731,173           5,216,127
      Depreciation and amortization                                                                  417,896             446,524
                                                                                            ------------------------------------

                                 Total operating costs and expenses                               16,674,406          19,884,016
                                                                                            ------------------------------------

Operating income (loss)                                                                              505,695          (1,230,903)
                                                                                            ------------------------------------

Other income (expense):
      Interest income                                                                                113,118             206,835
      Interest expense, including loan cost amortization                                            (208,291)           (840,489)
      Interest expense, related party                                                             (2,186,809)         (1,878,293)
                                                                                            ------------------------------------

                                 Net other expense                                                (2,281,982)         (2,511,947)
                                                                                            ------------------------------------

Loss before income tax benefit                                                                    (1,776,287)         (3,742,850)

Income tax benefit                                                                                   621,700                   -
                                                                                            ------------------------------------

Net loss                                                                                    $     (1,154,587)         (3,742,850)
                                                                                            ====================================

Net loss per share -- basic and diluted                                                     $          (0.18)              (0.59)
                                                                                            ====================================

Weighted average number of common shares outstanding                                               6,290,874           6,290,874
================================================================================================================================

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                       (A SUSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
            Net loss                                                                           $   (1,154,587)        (3,742,850)
            Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                                       417,896            446,524
                  Amortization of loan costs                                                           45,778            101,323
                  Related party interest expense not paid                                           2,186,809          1,878,293
                  Loss on sale of property and equipment                                                1,140              9,063
                  Deferred tax benefit                                                               (621,700)                 -
            Change in certain assets and liabilities:
                  Decrease in real estate inventory and assets for sale                             4,345,030          3,399,522
                  Decrease (increase) in accounts and notes receivable and
                         other assets                                                               3,220,988           (473,919)
                  Decrease in accounts payable and other notes
                         And liabilities                                                              (71,402)        (1,326,230)
                                                                                               ---------------------------------
            Net cash provided by operating activities                                               8,369,952            291,726
                                                                                               ---------------------------------

Cash flows from investing activities:

                (Increase) decrease  in restricted cash and investments                            (1,443,417)         7,847,216
                Proceeds from sale of property and equipment                                          168,534            560,499
                Purchase of property and equipment                                                   (138,133)          (225,543)
                                                                                               ---------------------------------
            Net cash (used in) provided by investing activities                                    (1,413,016)         8,182,172
                                                                                               ---------------------------------

Cash flows from financing activities:

                Proceeds from notes payable to bank and others                                      2,987,747          4,353,857
                Repayment of notes payable to bank and others                                      (5,838,918)       (12,211,832)
                Repayment of loans from related parties                                            (4,757,642)                 -
                Payment of loan fees and other                                                              -            (88,303)
                                                                                               ---------------------------------

            Net cash used in financing activities                                                  (7,608,813)        (7,946,278)
                                                                                               ---------------------------------
Net (decrease) increase in cash and cash equivalents                                                 (651,877)           527,620

Cash and cash equivalents at beginning of period                                                    2,902,359          4,446,864
                                                                                               ---------------------------------
Cash and cash equivalents at end of period                                                     $    2,250,482          4,974,484
                                                                                               =================================
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest, net of amount
      capitalized of $265,068 in 2000 and $270,175 in 1999                                     $      204,586            719,158
================================================================================================================================

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

1.     BASIS OF PRESENTATION

Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings).

As of March 31, 2000, Holdings owns appproximately 80% of the outstanding common shares of the Company. On October 15, 1999, the Company received a proposal from Holdings for the merger of the Company with a wholly-owned subsidiary of Holdings. The Company's Board of Directors established a special committee to evaluate and consider the proposal. On January 6, 2000 the Board of Directors approved a merger and the Company and Holdings executed a Merger Agreement where Holdings will acquire all of the outstanding shares, not currently held by Holdings, for $0.50 per share in cash. The merger is subject to, among other things, approval by the shareholders and compliance with all applicable regulatory and governmental requirements.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     LIQUIDITY

As of March 31, 2000, the Company's debt obligations, including payables to related parties of $86,091,128, totaled $104,827,170 of which $4,221,138 matures by December 31, 2000. None of these maturities relate to payables to related parties. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of March 31, 2000, the Company had $2,250,482 of cash and cash equivalents, which will not be sufficient to fund these obligations.

The Company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at March 31, 2000.

For future construction and development activities, the Company anticipates utilizing existing construction lines or securing additional construction lines or development financing as noted above. Once construction lines or development financing are secured, they are typically renewed on an annual basis.

There can be no assurance that the Company will be able to secure the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations.

3.     INCOME TAXES

Income tax benefit attributable to loss from continuing operations was $621,700 and $0 for the three months ended March 31, 2000 and 1999, respectively. All of the $621,700 was deferred and is recorded in other assets at March 31, 2000.

The 2000 income tax benefit resulted from the anticipated to be realized utilization of the Company's 2000 operating loss by an affiliated consolidated tax group, pursuant to a Tax Sharing and Allocation Agreement.

4.     OPERATING SEGMENTS

The Company's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Company's properties. The club operations segment consists of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services consist of the Royal Palm Convalescent Center which offers skilled nursing care, and Somerset House which offers assisted living care. Summarized information concerning the reportable segments for the three months ended March 31, 2000 and 1999, is presented in the following table.

Three Months Ended March 31, 2000 and 1999

                                                                                    Other,
                                                                      Patient    Corporate and
              ($000's omitted)    Real Estate   Club Operations      Services     Eliminations        Total
=============================================================================================================
                  2000

Revenues                           $ 13,327           2,727             695             431          17,180
Operating costs and expenses        (12,002)         (2,596)           (890)         (1,187)        (16,675)
Other income/ expenses               (1,279)              -             (76)           (305)         (1,660)
                                   -------------------------------------------------------------------------
Net income (loss)                  $     46             131            (271)         (1,061)         (1,155)
                                   =========================================================================

                  1999

Revenues                           $ 15,023           2,189             694             747          18,653
Operating cost and expenses         (13,792)         (2,946)           (881)         (2,265)        (19,884)
Other income/expenses                (2,172)            (43)            (63)           (233)         (2,511)
                                   -------------------------------------------------------------------------
Net income (loss)                  $   (941)           (800)           (250)         (1,751)         (3,742)
                                   =========================================================================

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

Grand Harbor, including the Grand Harbor Golf and Beach Club, is a 772-acre residential golf community located in Vero Beach, Florida. Oak Harbor, including the Oak Harbor Club, Royal Palm Convalescent Center and Somerset House, is a 116-acre retirement community also located in Vero Beach, Florida. The Royal Palm Convalescent Center and Somerset House are skilled nursing care and assisted living facilities. Southbridge is a 2,685-acre master planned development located in Prince William County, Virginia.

The Company is currently focused on continuing the development of infrastructure, amenities, residential land parcels and residential units at Grand Harbor, Oak Harbor and Southbridge consistent with approved zoning and development plans. At Southbridge, the Company is attempting to rezone the future phases of the project to allow continuation of its development plan. The Company's ability to fully implement these objectives is dependent on, among other things, securing short-term and long-term financing related to the development on acceptable terms. There can be no assurance that the Company will be able to obtain the necessary financing on acceptable terms, if at all.

Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. For a discussion of the factors affecting the Company's business plan, see the Company's 1999 Annual Report on Form 10-K "Management's Discussion and Analysis - Factors Affecting Legend's Business Plan." Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized internally generated funds, third party borrowings and loans from related parties (primarily Holdings), to fund its construction and development activities, and ongoing operating expenses. Deferral of interest due to Holdings pursuant to the terms of the loan agreements has also allowed the Company to maintain and preserve its liquidity and capital resources.

As of March 31, 2000, the Company's debt obligations, including payables to related parties of $86,091,128, totaled $104,827,170 of which $4,221,138 matures by December 31, 2000 and an additional $5,368,366 by December 31, 2001. None of these maturities relate to payables to related parties. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of March 31, 2000, the Company had $2,250,482 of cash and cash equivalents, which will not be sufficient to fund these obligations.

During the quarter ended March 31, 2000, the Company utilized existing cash and cash equivalents and third party borrowings to fund its development and construction activities.

During 2000, the Company contemplates continued expenditures for the development of residential lots and construction of residential homes at Grand Harbor, Oak Harbor and Southbridge, so that finished units and lots will be available during 2000 and beyond to satisfy existing real estate sales contracts. For Grand Harbor and Oak Harbor, the Company anticipates utilizing existing construction lines for the majority of the construction financing and securing additional construction lines from existing third party lenders for the remainder. At Southbridge, the Company must arrange for development financing.

The Company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, Management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at March 31, 2000.

For future construction and development activities, the Company anticipates utilizing existing construction lines or securing additional construction lines or development financing as noted above. Once construction lines or development financing are secured, they are typically renewed on an annual basis.

There can be no assurance that the Company will be able to secure the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See the Company's 1999 Annual Report on Form 10-K "Factors Affecting Legend's Business Plan".

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

Three Months Ended March 31, 2000

The Company had cash and cash equivalents of $2,250,482 and $2,902,359 at March 31, 2000 and December 31, 1999, respectively. The decrease during the three months ended March 31, 2000 is attributable to cash being used in investing and financing activities of $1,413,016 and $7,608,813, respectively, which was partially offset by $8,369,952 in cash provided by operating activities.

Cash Flows from Operating Activities: For the three month ended March 31, 2000, the Company generated cash flow from operating activities of $8,369,952, primarily due to the following:

- A decrease in real estate inventory of $4,345,030, primarily due to the sale of 20 units at Grand Harbor, 6 units at Oak Harbor, and 26 finished residential lots and 200 unfinished residential lots at Southbridge, which reduced inventory by $8,970,829. These decreases were offset by additional development and construction costs of $4,625,799. Construction of residential units at Grand Harbor and Oak Harbor and development of residential lots at Southbridge continues so that finished units and lots will be available during the remainder of 2000 and beyond to satisfy existing contracts.

- Related party interest expense of $2,186,809 that was accrued but not paid during the quarter in accordance with the terms of the related loan agreements.

- A decrease in accounts and notes receivable and other assets and a decrease in accounts payable and other notes and liabilities of $3,220,988 and $71,402, respectively. The decrease in other assets is primarily attributable to the offset of related party receivable against the payable to related parties. Fluctuations in these accounts are generally due to the timing of the collection of accounts and notes receivable and the payment of certain liabilities, including trade accounts payable, advances from customers and prepaid expenses. These fluctuations can vary significantly from period to period depending on the timing of sale closings, and development and construction activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual.

- Depreciation and amortization of $417,896 and amortization of loan costs of $45,778 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

Partially offset by the following:

- A net loss of $1,154,587 due to substantial interest expenses, corporate overhead and operating losses at Oak Harbor and Southbridge, which were partially offset by an operating profit at Grand Harbor and the income tax benefit recorded. Grand Harbor's operating profit resulted from the sale of residential units which more than offset the operating losses generated from club operations. At Oak Harbor, operating losses from club and assisted living operations exceeded the operating profit generated from the sale of residential units. Residential lot sales at Southbridge were not sufficient for the project to cover its marketing and overhead costs which resulted in a slight operating loss.

- Deferred tax benefit of $621,700 that was recorded but not received, related to the income tax benefit anticipated to be realized by the utilization of the Company's 2000 operating loss.

Cash Flows from Investing Activities: For the three months ended March 31, 2000, the Company utilized $1,413,016 in cash flow from investing activities. Customer deposits increased due to sales activity which increased restricted cash and investments $1,443,417. Proceeds from sale of property and equipment totaled $168,534 which relates to the Company's disposition of various equipment. Funds were utilized for the purchase of $138,133 of property and equipment.

Cash Flows from Financing Activities: The Company used $7,608,813 in cash flows from financing activities during the three months ended March 31, 2000. Borrowings from third-party lenders used primarily to fund certain construction and development costs at Grand Harbor and Oak Harbor totaled $2,987,747. Debt repayments to third party lenders totaled $5,838,918, resulting from the sale of residential units and club memberships at Grand Harbor and Oak Harbor. Debt repayments to related parties totaled $4,757,642, attributable to the offset of a related party receivable that was recorded from the utilization of prior year tax losses in accordance with a Tax Sharing and Allocation Agreement.

Quarter Ended March 31, 1999

The Company had cash and cash equivalents of $4,974,484 and $4,446,864 at March 31, 1999 and December 31, 1998, respectively. The increase during the first quarter of 1999 is attributable to cash provided by operating and investing activities of $291,726 and $8,182,172, respectively, offset by $7,946,278 in cash used in financing activities.

Cash Flows from Operating Activities: For the quarter ended March 31, 1999, Legend's operating activities generated cash of $291,726, primarily due to the following:

- Depreciation and amortization of $547,847 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

- Related party interest expense of $1,878,293 that was not paid pursuant to the terms of the loan agreements.

- A decrease in real estate inventory of $3,399,522 caused primarily by the sale of 23 units at Grand Harbor, 9 units at Oak Harbor, and 40 residential lots at Southbridge. These sales reduced inventory by $10,990,730. This reduction was offset by additional costs for construction and development of $7,591,208 as construction of residential units continued at Grand Harbor and Oak Harbor. Moreover, development activities continued at Southbridge so that finished lots would be available during 1999 and beyond to satisfy existing contracts.

Partially offset by the following:

- Net losses of $3,742,850 due to substantial interest expenses, corporate overhead and operating losses at Oak Harbor, Southbridge and Ashburn, offset by an operating profit at Grand Harbor. Oak Harbor and Southbridge are in the initial phases of sales operations, while Ashburn incurred certain costs associated with holding the property during the period it has been held for sale without any revenues. Grand Harbor's operating profits have resulted from the timing of unit closing which are traditionally higher during the first quarter and better than expected sales results.

- An increase in accounts and notes receivable and other assets of $473,919 and a decrease in accounts payable and other notes and liabilities of $1,326,230. Fluctuations in these accounts are generally due to the timing of the payments or collections related to certain assets and liabilities, including trade accounts payable, advances from customers, prepaid expenses, and accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of closings, and construction and development activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual.

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

Cash Flows from Financing Activities: The Company used $7,946,278 in cash for financing activities during the first quarter of 1999. A total of $4,353,857 was borrowed from third-party lenders which was used primarily to fund certain construction and development costs of Grand Harbor and Oak Harbor. A substantial portion of the debt repayments of $12,211,832 made during the first quarter of 1999 relate to the loan payment made from the release of the deposit that was discussed previously. The remainder resulted from the sale of residential units and club memberships at Grand Harbor and Oak Harbor.

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2000, consisted of the consolidated revenues and expenses of Grand Harbor, Oak Harbor and Southbridge, whereas the results of operations for the three months ended March 31,1999 consisted of the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge, and Ashburn. Ashburn's two parcels were acquired in March 1998 and April 1999 and sold during September 1999.

Three months ended March 31, 2000 compared with 1999

Total revenues for the three months ended March 31, 2000 and 1999 were $17,180,101 and $18,653,113, respectively.

Real estate sales revenues decreased $1,696,133 for the three months ended March 31, 2000 as compared to 1999 due to a decline in sales at Grand Harbor, Oak Harbor and Southbridge. Grand Harbor's sales declined from 23 units in 1999 to 20 units in 2000. The average sale price decreased from $425,000 to $369,000. At Oak Harbor sales declined from 9 units to 6 units, at an average sale price of $320,000 versus $434,000. Sales prices range from $165,000 to $1,100,000 at
Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period.

Southbridge sold 26 finished residential lots at an average sales price of approximately $47,000 during the first three months of 2000, as compared to 40 finished lots at an average sale price of $44,000 for the corresponding period in 1999. In addition, 200 unfinished lots were sold in bulk at an average sale price of $4,000. The decrease in finished lots sold resulted from delays in the development of finished lots that would be available for delivery because of wet weather and labor shortages experienced by certain contractors. Finished lot sales prices range from $24,000 to over $65,000 at Southbridge and accordingly, average sales prices may fluctuate from period to period.

Partially offsetting the decline in real estate sales revenues was the increase in club operations revenues. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the three months ended March 31, 2000 and 1999.

Patient service revenues remained relatively unchanged in the three months ended March 31, 2000, compared to the same period in 1999, due to fairly stable patient levels.

A decline in selling, general and administrative costs was primarily responsible for the decrease in operating costs and expenses between the three months ended March 31, 2000 and 1999.

Gross margin as a percentage of real estate sales was 23% for the three months ended March 31, 2000, compared to 27% for the comparable period in 1999. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type of product sold. Changes in the mix of product types sold accounts for the decline in the gross margin between 2000 and 1999.

Club operations costs and expenses increased $105,239 between 1999 and 2000. This increase is chiefly due to the increase in club operations that was discussed earlier. Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to promote real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of these operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

Patient services costs and expenses remained relatively constant between 1999 and 2000 which is attributable to stable patient levels.

Selling, general and administrative decreased $2,484,954 between 1999 and 2000 due primarily to a decrease in marketing costs as well as a reduction of payroll related costs. Also contributing to the decline was the elimination of the costs of holding Ashburn which was sold during 1999. Certain incentive compensation decreased in 2000 as compared to 1999 and $600,000 in severance and relocation costs were recorded in 1999 that were not present in the 2000 expenses.

Total other expense decreased primarily due to a reduction of third party interest expense between 1999 and 2000. Interest expense declined due to a net reduction in external indebtedness that was attributable to the repayment of the Ashburn loan upon it's sale in September 1999 and sales of residential units at Grand Harbor and Oak Harbor. The increase in related party interest expense between 1999 and 2000 is due to the higher outstanding loan payable to related parties which is attributable to the capitalization of unpaid interest on these advances into the loan payable balance on December 31, 1999.

The combination of the above changes resulted in a net loss of $1,154,587 ($0.18 per share) for the three months ended March 31, 2000, as compared to a net loss of $3,742,850 ($0.59 per share) for the three months ended March 31, 1999.

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

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at March 31, 2000.



                                                                                                      There                  Fair
         (000,000's omitted)                  2000        2001       2002        2003       2004     -after        Total     Value
----------------------------------------------------------------------------------------------------------------------------------
Fixed rate debt                                0.3         0.3        0.4         0.4        0.5        2.5         4.4        4.4
Average interest rate                         6.3%        6.3%       6.3%        6.3%       6.3%       6.3%

Variable rate LIBOR debt                       0.1         0.2        0.2        32.8        0.0        0.0        33.3       33.3
Average interest rate                         8.9%        8.9%       8.9%        8.9%       0.0%       0.0%

Variable rate prime debt                       2.0         2.3        0.0        56.5        0.0        0.0        60.8       60.8
Average interest rate                        10.8%       10.9%       0.0%       10.9%       0.0%       0.0%

Variable rate bank cost of funds debt          1.8         2.6        1.9         0.0        0.0        0.0         6.3        6.3

Average interest rate                         8.4%        8.4%       8.4%        0.0%       0.0%       0.0%


The table incorporates those exposures that exist as of March 31, 2000, and does not consider those exposures or positions which could arise after that date. As a result the Company's cost of funds with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2000, the Company's hedging strategy during that period and interest rates.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Podboy

In April, 2000, Edward F. Podboy, Jr., the Company's former Chief Executive Officer, filed a lawsuit in the United States District Court for the Eastern District of Virginia against the Company. Mr. Podboy is seeking in excess of approximately $1 million in damages against the Company for breach of contract involving amounts that Mr. Podboy claims are due to him in connection with serving as the Company's Chief Executive Officer. The Company believes that Mr. Podboy's claims are without merit and intends to vigorously defend the lawsuit.

General Legal Matters

The Company is subject to various lawsuits arising in the ordinary course of business. The Company is of the opinion that the outcome of any such lawsuits will not have a material adverse effect on its operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBITS:


EXHIBIT NO.
-----------

3.1         Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2         Bylaws of Registrant, as amended and restated as of July 1, 1996.(2

10.1        Edward F. Podboy's Employment Contract dated March 31, 1998(3)

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

10.5 Registration Rights Agreement, dated as of May 21,1996, by and between Registrant and RGI Holdings,Inc. (5)

10.6        Second Stipulation and Agreement of Settlement, signed September 17,
            1997, In Re: Banyan Mortgage Investment Fund Shareholders Litigation.(6)

27.1        Financial Data Schedule

99.1        Form of Director Stock Option Agreements dated July 1, 1993, July 24,1994 and July 7, 1995.(7)

99.2        Form of Executive Stock Option Agreements dated July 1, 1993, January 12,
            1994 and February 8, 1995.(7)
--------------------------------------------------------------------------------------------

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

       (b)    Reports on Form 8-K:

       The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

       Current report on Form 8-K filed on January 13, 2000, disclosed the Board of Director approval of a merger of the Company with wholly owned subsidiary of Holdings.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 2000                LEGEND PROPERTIES. INC



                                   By: /s/ Peter J. Henn
                                   ---------------------
                                   Peter J. Henn
                                   President and Chief Executive Officer

                                   By: /s/ Robert B. Cavoto
                                   ------------------------
                                   Robert B. Cavoto
                                   Chief Financial Officer