Form 10-Q
period 2000-06-30
LEGEND PROPERTIES INC
filed 2000-08-14
CIK 822829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

       Shares of common stock outstanding as of June 30, 2000: 6,290,874.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
           and December 31, 1999....................................................3

           Condensed Consolidated Statements of Operations for the Three Months
           Ended June 30, 2000 and 1999 (unaudited).................................4

           Condensed Consolidated Statements of Operations for the Six Months
           Ended June 30, 2000 and 1999 (unaudited).................................5

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999 (unaudited).................................6

           Notes to Condensed Consolidated Financial Statements (unaudited).........8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................11

Item 3     Quantitative and Qualitative Disclosures about Market Risks.............18

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................19

Item 6.    Exhibits and Reports of Form 8-K........................................20

Signatures ........................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)





------------------------------------------------------------------------------------------------
                                                                         2000         1999
------------------------------------------------------------------------------------------------

                            Assets
                            ------
Real estate inventory                                              $    74,445,847    75,806,841
Cash and cash equivalents                                                1,081,510     2,902,359
Restricted cash and investments                                         13,435,932    10,602,370
Accounts and notes receivable                                            2,456,982     3,106,856
Property and equipment, net                                             22,320,239    22,869,703
Intangible assets, net                                                   1,369,907     1,446,007
Other assets, net                                                        8,288,298    10,954,824
                                                                      --------------------------

                                                                   $   123,398,715   127,688,960
                                                                      --------------------------

         Liabilities and Stockholders' (Deficit) Equity
         ----------------------------------------------

Notes payable to banks and others                                  $    19,474,924    21,587,213
Payables to related parties                                             88,418,784    88,661,961
Accounts payable                                                         3,257,926     3,354,368
Other notes and liabilities                                             14,187,313    12,785,204
                                                                      --------------------------
                                                                       125,338,947   126,388,746
                                                                      --------------------------

Stockholders'(deficit) equity :
    Common stock, $.01 par value.  Authorized 10,000,000 shares;
        6,311,678 shares issued and 6,290,874 shares outstanding
        at June 30, 2000 and December 31, 1999                              63,117        63,117
    Additional paid-in capital                                          44,171,103    44,171,103
    Accumulated deficit                                                (46,053,136)  (42,812,690)
    Treasury stock, 20,804 shares at June 30, 2000 and December
        31, 1999                                                          (121,316)     (121,316)
                                                                      --------------------------

                          Total stockholders' (deficit) equity          (1,940,232)    1,300,214
                                                                      --------------------------

                                                                   $   123,398,715   127,688,960
                                                                      --------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                     LEGEND PROPERTIES INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



-----------------------------------------------------------------------------------------------
                                                                       2000           1999
-----------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                            $     7,125,807     9,827,051
    Club operations                                                    2,171,143     1,764,560
    Patient services                                                     717,796       727,056
    Other                                                                943,112       689,396
                                                                     ---------------------------
                     Total revenues                                   10,957,858    13,008,063
                                                                     ---------------------------

Operating costs and expenses:
    Real estate sales                                                  5,725,958     7,112,070
    Club operations                                                    2,170,075     1,960,528
    Patient services                                                     586,366       518,418
    Other                                                                190,413       748,215
    Selling, general and administrative                                2,830,445     3,529,437
    Depreciation and amortization                                        406,405       450,717
                                                                     ---------------------------
                    Total operating costs and expenses                11,909,662    14,319,385
                                                                     ---------------------------
Operating loss                                                          (951,804)   (1,311,322)
                                                                     ---------------------------

Other income (expense):
    Interest income                                                      158,049       116,960
    Interest expense, including loan cost amortization                  (160,800)     (638,135)
    Interest expense, related party                                   (2,200,612)   (1,914,336)
                                                                      --------------------------
                    Net other expense                                 (2,203,363)   (2,435,511)
                                                                      --------------------------

Loss before income tax benefit                                        (3,155,167)   (3,746,833)

Income tax benefit                                                     1,069,309             -
                                                                      ---------------------------
Net loss                                                        $     (2,085,858)   (3,746,833)
                                                                      ---------------------------
Net loss per share - basic and diluted                          $          (0.33)        (0.60)
                                                                      ---------------------------
Weighted average number of common shares outstanding                   6,290,874     6,290,874
-------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                     LEGEND PROPERTIES INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------
                                                                         2000          1999
--------------------------------------------------------------------------------------------------
Revenues:
    Real estate sales                                           $    20,453,035     24,850,412
    Club operations                                                   4,897,582      3,953,229
    Patient services                                                  1,412,900      1,421,213
    Other                                                             1,374,442      1,436,322
                                                                      --------------------------

                     Total revenues                                  28,137,959     31,661,176
                                                                      --------------------------

Operating costs and expenses:
    Real estate sales                                                15,976,165     18,102,800
    Club operations                                                   4,425,982      4,111,196
    Patient services                                                  1,102,002      1,023,142
    Other                                                               694,000      1,323,458
    Selling, general and administrative                               5,561,619      8,745,564
    Depreciation and amortization                                       824,301        897,241
                                                                      --------------------------

                    Total operating costs and                        28,584,069     34,203,401
                        expenses
                                                                      --------------------------

Operating loss                                                         (446,110)    (2,542,225)
                                                                      --------------------------

Other income (expense):
    Interest income                                                     271,167        323,795
    Interest expense, including loan cost                              (369,091)    (1,478,624)
        amortization
    Interest expense, related party                                  (4,387,421)    (3,792,629)
                                                                      --------------------------

                    Net other expense                                (4,485,345)    (4,947,458)
                                                                      --------------------------

Loss before income tax benefit                                       (4,931,455)    (7,489,683)

Income tax benefit                                                    1,691,009              -
                                                                      --------------------------

Net loss                                                        $    (3,240,446)    (7,489,683)
                                                                      ---------------------------

Net loss per share - basic and diluted                          $         (0.52)         (1.19)
                                                                      ---------------------------

Weighted average number of common shares outstanding                  6,290,874      6,290,874
--------------------------------------------------------------------------------------------------


See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUSIDIARY OF RGI HOLDINGS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------------------
                                                                                 2000            1999
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
        Net loss                                                             $ (3,240,446)     (7,489,683)
        Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                          824,301         897,241
           Amortization of loan costs                                              96,130         135,368
           Related party interest expense not paid                              4,387,421       3,708,602
           Gain on sale of property and equipment                                 (47,309)             -
           Deferred tax benefit                                                (1,691,009)             -
        Change in certain assets and liabilities:
           Decrease (increase) in real estate inventory and assets for          1,360,994        (288,437)
           sale
           Decrease in accounts and notes receivable and
              other assets                                                        217,782       3,670,863
           Increase (decrease) in accounts payable and other notes
              and liabilities                                                   1,305,667      (1,664,739)
                                                                               --------------------------

        Net cash provided by operating activities                               3,213,531      (1,030,785)
                                                                               --------------------------
Cash flows from investing activities:

              (Increase) decrease  in restricted cash and investments          (2,833,562)      7,059,848
                Proceeds from sale of property and equipment                      286,587         560,499
                Purchase of property and equipment                               (438,015)       (390,339)
                                                                               --------------------------

        Net cash (used in) provided by investing activities                    (2,984,990)      7,230,008
                                                                               --------------------------

Cash flows from financing activities:
                Proceeds from notes payable to bank and others                  6,333,484       8,430,196
                Repayment of notes payable to bank and others                  (8,445,773)    (19,183,348)
                Proceeds of loans from related parties                            127,044       3,750,000
                Repayments of loans from related parties                             -         (2,248,279)
                Payment of loan fees and other                                    (64,145)        (88,303)
                                                                               --------------------------

         Net cash used in financing activities                                 (2,049,390)     (9,339,734)
                                                                               --------------------------

Net decrease in cash and cash equivalents                                      (1,820,849)     (3,140,511)

Cash and cash equivalents at beginning of period                                2,902,359       4,446,864
                                                                               --------------------------

Cash and cash equivalents at end of period                                   $  1,081,510       1,306,353
                                                                               --------------------------

                                                                               (Continued)

---------------------------------------------------------------------------------------------------------

See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------
                                                                           2000         1999
-------------------------------------------------------------------------------------------------


Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest, net of amount
    capitalized of $554,429 in 2000 and $502,579 in 1999            $     246,150     1,247,636
------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Operating and Financing
    Transactions:
    Decrease in other assets and related party debt due
    to utilization of deferred tax asset                            $   4,757,642             -

-------------------------------------------------------------------------------------------------






See accompanying notes to the Condensed Consolidated Financial Statements

                    LEGEND PROPERTIES, INC. AND SUBSIDIARIES
                      (A SUBSIDIARY OF RGI HOLDINGS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2000


1.       BASIS OF PRESENTATION

Legend Properties, Inc. (the Company or Legend) formerly known as Banyan Mortgage Investment Fund (Banyan), is the surviving corporation from the December 31, 1996 merger (the Merger) with RGI U.S. Holdings, Inc. (RGI/US). Prior to the Merger, RGI/US was a wholly-owned subsidiary of RGI Holdings, Inc. (Holdings).

As of June 30, 2000, Holdings owns approximately 80% of the outstanding common shares of the Company.

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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.


2.       LIQUIDITY

As of June 30, 2000, the Company's debt obligations, including payables to related parties of $88,418,784, totaled $107,893,708 of which $3,537,361 matures by December 31, 2000 and an additional $6,761,214 by December 31, 2001. None of these maturities relate to payables to related parties. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of June 30, 2000, the Company had $1,081,510 of cash and cash equivalents, which will not be sufficient to fund these obligations.

The Company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at June 30, 2000.

For future construction and development activities, the Company anticipates utilizing existing construction lines or securing additional construction lines or development financing as noted above. Once construction lines or development financing are secured, they are typically renewed on an annual basis.

There can be no assurance that the Company will be able to secure the necessary construction and development financing to implement its plan or that, if available, the terms and conditions will be acceptable to the Company. If the Company is unable to secure the necessary additional financing or capital when needed, the plans for its projects will likely be materially revised, which would have a material adverse effect on the Company's financial condition and results of operations. See the Company's 1999 annual report or Form 10-K "Factors affecting Legend's Business Plan."


3.       INCOME TAXES

Income tax benefit attributable to loss from continuing operations was $1,691,009 and $0 for the six months ended June 30, 2000 and 1999, respectively. The entire deferred tax asset of $1,691,009 was recorded in other assets at June 30, 2000. The 2000 income tax benefit resulted from the anticipated utilization of the Company's 2000 operating loss by an affiliated consolidated tax group, pursuant to a Tax Sharing and Allocation Agreement.


4.       OPERATING SEGMENTS

The Company's reportable operating segments are distinct operations that service differing markets. The real estate segment consists of the development, construction and sales activities for all of the Company's properties. The club operations segment consists of the clubhouse and related activities for Grand Harbor and Oak Harbor. Patient services consist of the Royal Palm Convalescent Center which offers skilled nursing care, and Somerset House which offers assisted living care. Summarized information concerning the reportable segments for the three and six months ended June 30, 2000 and 1999, is presented in the following table.

Six Months Ended June 30, 2000 and 1999

                                                                                 Other,
                                                       Club        Patient   Corporate and
          ($000's omitted)             Real Estate  Operations    Services    Eliminations     Total
------------------------------------------------------------------------------------------------------
                2000
Revenues                               $ 20,453       4,898        1,413         1,374       28,138
Operating costs and expenses            (19,813)     (5,044)      (1,858)       (1,869)     (28,584)
Other income/ expenses                   (2,927)         -          (120)          253       (2,794)
                                       ---------------------------------------------------------------
Net income (loss)                      $ (2,287)       (146)        (565)         (242)      (3,240)
                                       ===============================================================

                1999

Revenues                               $ 24,850       3,953        1,421         1,437       31,661
Operating cost and expenses             (23,046)     (5,294)      (1,751)       (4,112)     (34.203)
Other income/expenses                    (4,322)        (61)        (148)         (416)      (4,947)
                                       ---------------------------------------------------------------
Net income (loss)                      $ (2,518)     (1,402)        (478)       (3,091)      (7,489)
                                       ===============================================================


Three Months Ended June 30, 2000 and 1999

                                                                                  Other,
                                                        Club        Patient   Corporate and
          ($000's omitted)             Real Estate   Operations    Services    Eliminations     Total
------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------
                2000
Revenues                               $  7,126        2,171         718            943        10,958
Operating costs and expenses             (7,811)      (2,448)       (968)          (683)      (11,910)
Other income/ expenses                   (1,648)          -          (44)           558        (1,134)
                                       ---------------------------------------------------------------
Net income (loss)                      $ (2,333)        (277)       (294)           818        (2,086)
                                       ===============================================================

                1999

Revenues                               $  9,827        1,764         727            690        13,008
Operating cost and expenses              (9,254)      (2,348)       (870)        (1,847)      (14,319)
Other income/expenses                    (2,150)         (18)        (85)          (183)       (2,436)
                                       ---------------------------------------------------------------
Net income (loss)                      $ (1,577)        (602)       (228)        (1,340)       (3,747)
                                       ===============================================================



5.       MERGER

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

On July 31, 2000, the Company filed the final amendment to information statement with the Securities and Exchange Commission. The Company anticipated filing the definitive information statement in mid August which will be mailed to all stockholders of record. The special meeting of stockholders is anticipated to be held in late August or early September.

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

As of June 30, 2000, the Company's debt obligations, including payables to related parties of $88,418,784, totaled $107,893,708 of which $3,537,361 matures by December 31, 2000 and an additional $6,761,214 by December 31, 2001. None of these maturities relate to payables to related parties. In addition to the debt maturities under existing financings, the Company requires additional financing to advance its business plan. As of June 30, 2000, the Company had $1,081,510 of cash and cash equivalents, which will not be sufficient to fund these obligations.

During the six months ended June 30, 2000, the Company utilized existing cash and cash equivalents and third party borrowings to fund its development and construction activities.

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

The Company expects to meet its existing debt obligations that mature during 2000 by the renewal and extension of existing construction lines, and internally generated funds from real estate sales and operations. Based on alternatives available, Management believes that sufficient funds will be available to meet its obligations during 2000. If sufficient funds are not available from the above sources, the Company anticipates delaying certain quarterly interest payments to Holdings as allowed under the debt agreements. The Company also has available, if needed, a $5 million credit facility from Holdings, which was unused at June 30, 2000.

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

Six Months Ended June 30, 2000

The Company had cash and cash equivalents of $1,081,510 and $2,902,359 at June 30, 2000 and December 31, 1999, respectively. The decrease during the six months ended June 30, 2000 is attributable to $2,984,990 and $2,049,390 in cash being used in investing and financing activities, respectively, which was partially offset by cash provided by operating activities of $3,213,531.

Cash Flows from Operating Activities: For the six months ended June 30, 2000, the Company generated cash flow from operating activities of $3,213,531, primarily due to the following:

     - A decrease in real estate inventory of $1,360,994, primarily due to the sale of 30 units at Grand Harbor, 7 units at Oak Harbor, and 64 finished residential lots and 200 unfinished residential lots at Southbridge, which reduced inventory by $13,507,172. These decreases were offset by additional development and construction costs of $12,146,178. Construction of residential units at Grand Harbor and Oak Harbor and development of residential lots at Southbridge continues so that finished units and lots will be available during the remainder of 2000 and beyond to satisfy existing contracts.

      - Related party interest expense of $4,387,421 that was accrued but not paid pursuant to the terms of the loan agreements.

     - A decrease in accounts and notes receivable and other assets and an increase in accounts payable and other notes and liabilities of
        $217,782 and $1,305,667, respectively.    Fluctuations in these
        accounts are generally due to the timing of the collection of accounts and notes receivable and the payment of certain liabilities, including trade accounts payable, advances from customers and prepaid expenses. These fluctuations can vary significantly from period to period depending on the timing of sale closings, and development and construction activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual.

     - Depreciation and amortization of $824,301 and amortization of loan costs of $96,130 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

Partially offset by the following:


     - A net loss of $3,240,446 due to substantial interest expense, corporate overhead and operating losses at Oak Harbor and Southbridge, which were partially offset by an operating profit at Grand Harbor and the income tax benefit recorded. Grand Harbor's operating profit resulted from the sale of residential units which more than offset the operating losses generated from club operations. At Oak Harbor, operating losses from club and assisted living operations exceeded the operating profit generated from the sale of residential units. Residential lot sales at Southbridge were not sufficient for the project to cover its marketing and overhead costs which resulted in a slight operating loss.

     - Income tax benefit of $1,691,009 that was recorded but not received, related to the income tax benefit anticipated to be realized by the utilization of the Company's 2000 operating loss.



Cash Flows from Investing Activities: For the six months ended June 30, 2000, the Company utilized $2,984,990 in cash flow from investing activities. Customer deposits increased due to sales activity which increased restricted cash and investments $2,833,562. Proceeds from sale of property and equipment totaled $286,587 which relates to the Company's disposition of various equipment. Funds were utilized for the purchase of $438,015 of property and equipment.


Cash Flows from Financing Activities: The Company used $2,049,390 in cash flows from financing activities during the six months ended June 30, 2000. Borrowings from third-party lenders used primarily to fund certain construction and development costs at Grand Harbor and Oak Harbor totaled $6,333,484. Debt repayments to third party lenders totaled $8,445,773, resulting from the sale of residential units and club memberships at Grand Harbor and Oak Harbor. Payment of loan fees totaled $64,145.


Six Months Ended June 30, 1999

The Company had cash and cash equivalents of $1,306,353 and $4,446,864 at June 30, 1999 and December 31, 1998, respectively. The decrease during the six months ended June 30, 1999 is attributable to $1,030,785 and $9,339,734 in cash being used in operating and financing activities, respectively, which was partially offset by cash provided by investing activities of $7,230,008.

Cash Flows from Operating Activities: For the six months ended June 30, 1999, the Company utilized cash flow from operating activities of $1,030,785, primarily due to the following:

     - Net losses of $7,489,683 due to substantial interest expenses, corporate overhead, including severance costs of $850,000 and operating losses at Oak Harbor, Southbridge, and Ashburn, offset by an operating profit at Grand Harbor. Ashburn incurred certain costs associated with holding the property during the period it has been held for sale without any related revenues. Grand Harbor's operating profits have resulted from the timing of unit closing which are traditionally higher during the first half and better than expected sales results.

     - A slight increase in real estate inventory of $288,437 primarily due to the acquisition of the second parcel in Ashburn and additional costs for construction and development of $13,729,871. These increases were offset by the sale of 39 units at Grand Harbor, 16 units at Oak Harbor, and 74 residential lots at Southbridge, which reduced inventory by $15,628,840. Construction of residential units at Grand Harbor and Oak Harbor and development of residential lots at Southbridge continues so that finished units and lots would be available during the remainder of 1999 and beyond to satisfy existing contracts.

Partially offset by the following:


     - Depreciation and amortization of $1,032,609 related primarily to fixed asset depreciation and loan cost amortization for Grand Harbor and Oak Harbor.

     - Related party interest expense of $3,708,602 that was not paid pursuant to the terms of the loan agreements.

     - A decrease in accounts and notes receivable and other assets of $3,670,863 partially offset by a decrease in accounts payable an other notes and liabilities of $1,664,739. Fluctuations in these accounts are generally due to the timing of the payments or collections related to certain assets and liabilities, including trade accounts payable, advances from customers, prepaid expenses, and accounts and notes receivable. These fluctuations can vary significantly from period to period depending on the timing of closings, and construction and development activities. Due to the nature of the Company's business, significant fluctuations in these operating assets and liabilities are not considered unusual.

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



RESULTS OF OPERATIONS

Results of operations for the six months ended June 30, 2000, consisted of the consolidated revenues and expenses of Grand Harbor, Oak Harbor and Southbridge, whereas the results of operations for the six months ended June 30, 1999 consisted of the consolidated revenues and expenses of Grand Harbor, Oak Harbor, Southbridge, and Ashburn. Ashburn's two parcels were acquired in March 1998 and April 1999 and sold during September 1999.

Six  months ended June 30, 2000 compared with 1999

Total revenues for the six months ended June 30, 2000 and 1999 were $28,137,959 and $31,661,176, respectively.

Real estate sales revenues decreased $4,397,377 for the six months ended June 30, 2000 as compared to 1999 due to a decline in sales at Grand Harbor, Oak Harbor and Southbridge. Grand Harbor's sales declined from 39 units in 1999 to 30 units in 2000. The average sale price increased from $366,000 to $379,000. At Oak Harbor sales declined from 16 units at an average sales price of $342,000 during 1999 versus 7 units at an average sale price of $426,000 in 2000. Sales prices range from $165,000 to $1,100,000 at Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period.

Southbridge sold 64 finished residential lots at an average sales price of approximately $51,000 during the first six months of 2000, as compared to 74 finished lots at an average sale price of $41,000 for the first six months in 1999. In addition, 200 unfinished lots were sold in bulk at an average sale price of $4,000 during the first six months of 2000. The decrease in finished lots sold resulted from delays in the development of finished lots that would be available for delivery because of wet weather and labor shortages experienced by certain contractors. Finished lot sales prices range from $24,000 to over $65,000 at Southbridge and accordingly, average sales prices may fluctuate from period to period.

Partially offsetting the decline in real estate sales revenues was the increase in club operations revenues. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the six months ended June 30, 2000 and 1999.

Patient service revenues remained relatively unchanged in the six months ended June 30, 2000, compared to the same period in 1999, due to fairly stable patient levels.

A decline in real estate sales expense and selling, general and administrative costs were primarily responsible for the decrease in operating costs and expenses between the six months ended June 30, 2000 and 1999.

Gross margin as a percentage of real estate sales was 22% for the six months ended June 30, 2000, compared to 27% for the comparable period in 1999. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type of product sold. Changes in the mix of product types sold accounts for the decline in the gross margin between 2000 and 1999.

Club operations costs and expenses increased $314,786 between 1999 and 2000. This increase is chiefly due to the increase in club operations that was discussed earlier. Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to promote real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of these operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

Patient services costs and expenses remained relatively constant between 1999 and 2000 which is attributable to stable patient levels.

Selling, general and administrative decreased $3,183,946 between 1999 and 2000 due primarily to a decrease in marketing costs as well as a reduction of payroll related costs. Also contributing to the decline was the elimination of the costs of holding Ashburn which was sold during 1999. Certain incentive compensation decreased in 2000 as compared to 1999 and $600,000 in severance and relocation costs were recorded in 1999 that were not incurred in 2000.

Total other expense decreased primarily due to a reduction of third party interest expense between 1999 and 2000. Interest expense declined due to a net reduction in external indebtedness that was attributable to the repayment of the Ashburn loan upon its sale in September 1999 and sales of residential units at Grand Harbor and Oak Harbor. The increase in related party interest expense between 1999 and 2000 is due to the higher outstanding loan payable to related parties which is attributable to the capitalization of unpaid interest on these advances into the loan payable balance on December 31, 1999.

The combination of the above changes resulted in a net loss of $3,240,446 ($0.52 per share) for the six months ended June 30, 2000, as compared to a net loss of $7,489,683 ($1.19 per share) for the six months ended June 30, 1999.

Three  months ended June 30 , 2000 compared with 1999

Total revenues for the three months ended June 30, 2000 and 1999 were $10,957,858 and $13,008,063, respectively.


Real estate sales revenues decreased $2,701,244 for the three months ended June 30, 2000 as compared to 1999 due to a decline in sales at Grand Harbor, Oak Harbor and Southbridge. Grand Harbor's sales declined from 16 units in 1999 to 10 units in 2000. The average sale price increased from $327,000 to $398,000. At Oak Harbor sales declined from 7 units at an average sales price of $365,000 during 1999 versus 1 unit at a sales price of $375,000 in 2000. Sales prices range from $165,000 to $1,100,000 at Grand Harbor and Oak Harbor, and accordingly average sales prices may fluctuate significantly from period to period.

Southbridge sold 38 finished residential lots at an average sales price of approximately $50,000 during the three months ended June 30, 2000, as compared to 34 finished lots at an average sale price of $37,000 for the corresponding period in 1999. Finished lot sales prices range from $24,000 to over $65,000 at Southbridge and accordingly, average sales prices may fluctuate from period to period.

Partially offsetting the decline in real estate sales revenues was the increase in club operations revenues. Continued sales activities at both Grand Harbor and Oak Harbor was the chief component in the rise of club membership and the corresponding operating revenues between the three months ended June 30, 2000 and 1999.

Patient service revenues remained relatively unchanged in the three months ended June 30, 2000, compared to the same period in 1999, due to fairly stable patient levels.

A decline in selling, general and administrative costs was primarily responsible for the decrease in operating costs and expenses between the three months ended June 30, 2000 and 1999.

Gross margin as a percentage of real estate sales was 20% for the three months ended June 30, 2000, compared to 28% for the comparable period in 1999. Gross margins realized on the sale of residential units at Grand Harbor and Oak Harbor may fluctuate significantly depending upon the type of product sold. Changes in the mix of product types sold accounts for the decline in the gross margin between 2000 and 1999.

Club operations costs and expenses increased $209,547 between 1999 and 2000. This increase is chiefly due to the increase in club operations that was discussed earlier. Club operations for Grand Harbor are an amenity provided to Grand Harbor residences in order to promote real estate sales, while the Oak Harbor Club is in its initial stages of operations. Profitability of these operations can vary from period to period depending upon sales volume and operating costs, which are linked to factors such as the seasonal nature of their usage depending on the time of year, overall membership levels, and similar factors.

Patient services costs and expenses remained relatively constant between 1999 and 2000 which is attributable to stable patient levels.

Selling, general and administrative decreased $698,992 between 1999 and 2000 due primarily to a decrease in marketing costs as well as a reduction of payroll related costs. Also contributing to the decline was the elimination of the costs of holding Ashburn which was sold during 1999. Certain incentive compensation decreased in 2000 as compared to 1999 and $600,000 in severance and relocation costs were recorded in 1999 that were not incurred in 2000.

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

The combination of the above changes resulted in a net loss of $2,085.858 ($0.33 per share) for the three months ended June 30, 2000, as compared to a net loss of $3,746,833 ($0.60 per share) for the three months ended June 30, 1999.

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

The Company's interest rate risk is monitored by management. The table below presents the principal amounts, weighted-average interest rates and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at June 30, 2000.

                                                                          There           Fair
      (000,000's omitted)         2000     2001    2002   2003     2004   -after   Total  Value
----------------------------------------------------------------------------------------------
Fixed rate debt                       0.2     0.3    0.4      0.4    0.5    2.6    4.4    4.4
Average interest rate                6.3%    6.3%   6.3%     6.3%   6.3%   6.3%


Variable rate LIBOR debt              0.1     0.2    0.2     33.4    0.0    0.0   33.9   33.9
Average interest rate                9.2%    9.2%   9.2%     9.2%   0.0%   0.0%

Variable rate prime debt              1.6     3.7    0.0     58.3    0.0    0.0   63.6   63.6
Average interest rate               11.3%   11.4%  11.5%    11.5%   0.0%   0.0%

Variable rate bank cost of funds      1.6     2.6    1.8      0.0    0.0    0.0    6.0    6.0
debt
Average interest rate                9.1%    9.1%   9.1%     0.0%   0.0%   0.0%



The table incorporates those exposures that exist as of June 30, 2000, and does not consider those exposures or positions which could arise after that date. As a result the Company's cost of funds with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2000, the Company's hedging strategy during that period and interest rates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS:


EXHIBIT NO.
----------
3.1     Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2     Bylaws of Registrant, as amended and restated as of July 1, 1996.(2)

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

10.5 Registration Rights Agreement, dated as of May 21,1996, by and between Registrant and RGI Holdings,Inc. (5)

10.6    Second Stipulation and Agreement of Settlement, signed September 17, 1997, In Re:
        Banyan Mortgage Investment Fund Shareholders Litigation.(6)

27.1    Financial Data Schedule

99.1    Form of Director Stock Option Agreements dated July 1, 1993, July
        24,1994 and July 7, 1995.(7)

99.2    Form of Executive Stock Option Agreements dated July 1, 1993, January 12, 1994 and
        February 8, 1995.(7)
-------------------------------------------------------------------------------------------

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


        (b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended June 30, 2000:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000                    LEGEND PROPERTIES. INC



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